Form 10-Q
period 2018-09-30
Eton Pharmaceuticals, Inc.
filed 2018-12-20
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State of incorporation)	(I.R.S. Employer Identification Number)

21925 W. Field Parkway, Suite 235

Deer Park, Illinois 60010-7208

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (847) 787-7361

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 14, 2018, Eton Pharmaceuticals, Inc. had outstanding 17,607,928 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

TABLE OF CONTENTS

Part No	Item No	Description	Page No.

I		FINANCIAL INFORMATION	1

	1	Financial Statements	1

		Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

		Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2018, the three months ended September 30, 2017 and the period from April 27, 2017 (Inception) to September 30, 2017	2

		Unaudited Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the nine months ended September 30, 2018	3

		Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and the period from April 27, 2017 (Inception) to September 30, 2017	4

		Notes to Condensed Financial Statements	5

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	3	Quantitative and Qualitative Disclosures About Market Risk	24

	4	Controls and Procedures	24

II		OTHER INFORMATION	25

	1	Legal Proceedings	25

	1A	Risk Factors	25

	2	Recent Sales of Unregistered Securities and Use of Proceeds	56

	3	Defaults Upon Senior Securities	57

	4	Mine Safety Disclosures	57

	5	Other Information	57

	6	Exhibits	57

		Index to Exhibits	58

		Signatures	59

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,603	$13,156
Prepaid expenses	200	136
Total current assets	6,803	13,292

Property and equipment, net	268	119
Other long-term assets, net	454	32
Total assets	$7,525	$13,443

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$793	$539
Accrued liabilities	404	254
Total current liabilities	1,197	793

Warrant liability	1,577	520

Total liabilities	2,774	1,313

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock – Series A
$0.001 par value, 10,000,000 shares authorized as of December 31, 2017 and September 30, 2018; 6,685,082 shares issued and outstanding as of December 31, 2017 and September 30, 2018; aggregate liquidation preference of $20,698 and $21,598 as of December 31, 2017 and September 30, 2018, respectively	21,161	19,004

Stockholders’ deficit
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2017 and September 30, 2018, respectively; 6,000,000 and 6,218,980 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively	6	6
Additional paid-in capital	3,390	1,759
Accumulated deficit	(19,806)	(8,639)
Total stockholders’ deficit	(16,410)	(6,874)

Total liabilities, redeemable convertible preferred stock and Stockholders’ deficit	$7,525	$13,443

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,	Period from April 27, 2017 (Inception) to September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,544	$1,564	$4,525	$3,067
General and administrative	830	1,206	3,510	1,887
Total operating expenses	2,374	2,770	8,035	4,954

Loss from operations	(2,374)	(2,770)	(8,035)	(4,954)
Other income (expense):
Interest and other income, net	25	9	82	9
Change in fair value of warrant liability	(561)	(41)	(1,057)	(41)

Loss before income tax expense	(2,910)	(2,802)	(9,010)	(4,986)

Income tax expense	—	—	—	—

Net loss	(2,910)	(2,802)	(9,010)	(4,986)
Accrued dividends on redeemable convertible preferred stock	(300)	(303)	(900)	(343)
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	(429)	(388)	(1,257)	(439)

Net loss attributable to common stockholders	$(3,639)	$(3,493)	$(11,167)	$(5,768)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(1.00)	$(2.40)	$(1.69)
Weighted-average number of common shares outstanding, basic and diluted	5,615	3,500	4,658	3,411

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	6,685,082	$19,004	6,000,000	$6	$1,759	$(8,639)	$(6,874)

Stock-based compensation	—	—	218,980	—	1,631	—	1,631

Accrued dividends on redeemable convertible preferred stock	—	900	—	—	—	(900)	(900)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	1,257	—	—	—	(1,257)	(1,257)

Net loss	—	—	—	—	—	(9,010)	(9,010)

Balances at September 30, 2018	6,685,082	$21,161	6,218,980	$6	$3,390	$(19,806)	$(16,410)

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30, 2018	Period from April 27, 2017 (Inception) to September 30, 2017
Cash flows from operating activities
Net loss	$(9,010)	$(4,986)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,631	1,105
Depreciation and amortization	40	3
Change in fair value of warrant liability	1,057	41
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(493)	(153)
Accounts payable	254	227
Accrued liabilities	150	113
Net cash used in operating activities	(6,371)	(3,650)

Cash used in investing activities
Purchases of property and equipment	(182)	(125)

Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	18,000
Proceeds from sale of common stock	—	4
Net cash provided by financing activities	—	18,004

Change in cash and cash equivalents	(6,553)	14,229
Cash and cash equivalents at beginning of period	13,156	—
Cash and cash equivalents at end of period	$6,603	$14,229

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$900	$343
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	$1,257	$439
Common stock warrant liability issued with redeemable convertible preferred stock financing	$—	$479

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware “C” corporation on April 27, 2017 and was initially set up as a wholly-owned subsidiary of Imprimis Pharmaceuticals, Inc. (“Imprimis”).

Eton raised $20,055 in start-up capital through the sale of its Series A redeemable convertible preferred stock (“Series A Preferred”) in June 2017 and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. Eton is a specialty pharmaceutical company focused on developing and commercializing prescription drug products utilizing the U.S. Food and Drug Administration’s (the “FDA”) 505(b)(2) regulatory pathway. The Company’s business model is to develop proprietary innovative product candidates that offer commercial and/or functional advantages to currently available alternatives.

In November 2018, the Company completed an initial public offering (“IPO”), selling 4,140,000 shares of common stock at an offering price of $6.00 per share, including pursuant to the underwriter’s exercise in full of its option to purchase additional shares. The Company received net proceeds of $22,603, after deducting underwriting discounts and commissions and offering-related expenses (see Note 12).

Note 2 — Liquidity Considerations

As of December 31, 2017 and September 30, 2018, the Company had an accumulated deficit of $8,639 and $19,806, respectively. In addition, for the period from April 27, 2017 (inception) to December 31, 2017 and for the nine months ended September 30, 2018, the Company had net cash used in operating activities of $4,718 and $6,371, respectively.

To date, the Company has not generated any revenues and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for one of its product candidates. As of September 30, 2018, the Company had an accumulated deficit of $19,806 and has incurred negative cash flow from operating activities since its inception. The Company currently believes its existing cash and cash equivalents, together with the net cash proceeds received from the closing of its IPO on November 15, 2018 of $22,603 (see Note 12), will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 24 months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is delayed in completing its product development and obtaining regulatory approval for its product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of September 30, 2018, the condensed statements of operations and cash flows for the periods ended September 30, 2018 and 2017, and the statement of redeemable convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2018 and the results of its operations and its cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the periods ended September 30, 2018 and 2017 are also unaudited. The results for the periods ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock, stock options, warrants and derivative instruments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions. Cash equivalents consist of an interest-bearing checking account. From time to time, amounts deposited exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. The Company recorded deferred offering costs of $0 and $397 as of December 31, 2017 and September 30, 2018, respectively, which is included in other long-term assets on the accompanying condensed balance sheet.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Classification and Accretion of Redeemable Convertible Preferred Stock

The Company has classified the Series A Preferred outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company. The carrying value of the Series A Preferred is accreted to its redemption value from the date of issuance through the earliest date of redemption.

Research and Development Expenses

Research and development (“R&D”) expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits and stock-based compensation and other costs to support the Company’s R&D operations. External contracted services include product development efforts including certain product licensor milestone payments, clinical trial activities, manufacturing and control-related activities and regulatory costs. R&D expenses are charged to operations as incurred. The Company reviews and accrues R&D expenses based on services performed and relies upon estimates of those costs applicable to the stage of completion of each project. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Upfront payments and milestone payments made for the licensing of technology are expensed as R&D in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and are expensed as the related goods are delivered or the services are performed.

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants, outstanding during the period. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for 2017 or 2018 as the Company reported a net loss for the periods ended September 30, 2017 and 2018 as including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive (See Note 9).

Warrant Liability

The Company estimates the fair value of certain warrants at each reporting period using Level 3 inputs. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the exercise price of the warrants, and could differ materially in the future. Changes in the fair value of the warrant liability during the period are recorded as a component of other income (expense). The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value until the earlier of the exercise or expiration of the applicable warrants, or when the number of shares issuable upon exercise of these warrants is fixed which occurred with the Company’s IPO in November 2018.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) — 718 Compensation — Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant for employees and directors and record expense over the related service periods, which are generally the vesting period of the equity awards. Awards for consultants are accounted for under ASC 505-50 — Equity Based Payments to Non-Employees. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes-Merton option-pricing model (“BSM”).

The Company estimates the fair value of stock-based option awards to its employees and directors using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

Fair Value Measurements

We measure certain of our assets and liabilities at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting requires characterization of the inputs used to measure fair value into a three-level fair value hierarchy as follows:

Level 1 — Inputs based on quoted prices in active markets for identical assets or liabilities. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Observable inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent from the entity.

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available.

Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values stated below takes into account the market for the Company’s financials, assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

The fair values of the Company’s warrant liability at inception and for subsequent mark-to-market fair value measurements are based on management’s valuation model and expectations with respect to the method and timing of settlement. The Company has determined that the warrant liability fair values are classified as Level 3 measurements within the fair value hierarchy.

Impact of New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842) – Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, with terms more than 12 months to be recognized as assets and liabilities on the balance sheet. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 will not have a material effect on the Company’s financial condition from the recognition of the lease rights and obligations as assets and liabilities. The Company is currently evaluating ASU 2016-02 to determine the effect on the Company’s results of operations and cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 will be effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating ASU 2018-07 to determine the effect on the Company’s financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. This final rule became effective on November 5, 2018. On September 25, 2018, the SEC released guidance advising that it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect the adoption of SEC Release No. 33-10532 to have a material impact on its financial position, results of operations and related disclosures. The Company anticipates adopting SEC Release No. 33-10532 in its Form 10-Q filing for the quarter ending March 31, 2019.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 4 — Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$520	$520

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$1,577	$1,577

During the periods ended December 31, 2017 and September 30, 2018, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Warrant Liability

The warrant liability in the table above is composed of the fair value of a warrant to purchase shares of common stock that were issued to the Company’s placement agent in connection with the Series A Preferred offering (see Note 5). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the BSM, which incorporates assumptions and estimates, to value the warrant. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common stock. The Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of its preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. The Company historically has been a private company and lacks company-specific historical and implied volatility information of its common stock. Therefore, the Company estimates its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 4 — Fair Value of Financial Assets and Liabilities (continued)

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs

	Period from April 27, 2017 (inception) to December 31, 2017	Nine months ended September 30, 2018
Balance as of the beginning of the period	$—	$520
Initial fair value of warrant liability	479	—
Change in fair value	41	1,057
Balance as of the end of the period	$520	$1,577

Note 5 — Redeemable Convertible Preferred Stock — Series A

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock as per its Amended and Restated Certificate of Incorporation. In June 2017, the Company issued 6,685,082 Series A Preferred at a price of $3.00 per share and all shares remained outstanding as of December 31, 2017 and September 30, 2018. The gross proceeds were $20,055 from the Series A Preferred stock offering. The Series A Preferred stockholders or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”), of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

As of December 31, 2017, the liquidation value of the mezzanine Series A Preferred was $20,698, which consisted of the issuance amount of $20,055 plus accrued dividends of $643. As of September 30, 2018, the liquidation value of the mezzanine Series A Preferred was $21,598, which consisted of the issuance amount of $20,055 plus accrued dividends of $1,543.

The Series A Preferred automatically converted to common shares upon completion of the IPO in November 2018. The conversion share calculation was based on the $3.00 initial issue price for the Series A Preferred plus any accrued but unpaid dividends and automatically converted into shares of the Company’s common stock using a stated divisor conversion price equal to 50% of the IPO price to the public which was $6.00 per share. In accordance with relevant accounting literature, since the terms of the conversion option did not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the Series A Preferred when the contingent event occurred, the Company recorded the beneficial conversion amount as a deemed dividend at the date of the IPO in November 2018.

As a result of the Series A Preferred having a possible cash redemption feature in the event that an IPO or alternate financing was not available by December 31, 2018, the Series A Preferred is classified as temporary equity and not included as part of Company’s stockholders’ deficit. In accordance with that classification, the $2,534 of issuance costs associated with the Series A Preferred offering are being ratably accreted as a deemed dividend using the effective interest method over its expected term.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 5 — Redeemable Convertible Preferred Stock — Series A (continued)

The Series A Preferred was automatically converted to the Company’s common shares upon completion of the IPO in November 2018 (see Note 12).

The following is a reconciliation of the carrying value of the Series A Preferred (in thousands):

	December 31, 2017	September 30, 2018
Gross proceeds from Series A Preferred offering	$20,055	$20,055
Issuance costs – cash	(2,055)	(2,055)
Issuance costs – common stock warrants	(479)	(479)
Accrued dividends on Series A Preferred	643	1,543
Deemed dividends for accretion of Series A Preferred issuance costs	840	2,097
Balance as of the end of the period	$19,004	$21,161

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock as per its Amended and Restated Certificate of Incorporation. In May 2017, the Company issued 3,500,000 shares of its common stock to Imprimis, 1,500,000 shares of restricted stock to certain executives and staff of Imprimis and 1,000,000 shares of restricted stock to the CEO of the Company. On January 1, 2018, the Company issued 54,745 restricted shares of its common stock to each of its four issued to outside directors (218,980 total shares) as part of their compensation for board service to the Company in 2018. The restricted shares issued to the Imprimis executives and staff vest over a 12-month period, the restricted shares issued to the CEO vest over a 24-month period and the restricted shares issued to the outside directors vest 25% at each quarter-end in 2018 and are 100% vested as of December 31, 2018. The Company accounted for the restricted stock awards (“RSAs”) in accordance with ASC 718 or ASC 505-50 and for the period April 27, 2017 (inception) through December 31, 2017 and for the periods ended September 30, 2017 and 2018, the Company recorded $1,403, $875 and $1,274, respectively, in stock-based compensation expense for these RSAs (see Note 8).

Note 7 — Common Stock Warrants

In May 2017, the Company issued a warrant to purchase 600,000 shares of its common stock to consultants for business strategy and intellectual property advisory services. The warrant vested at issuance in May 2017 and has a $0.01 exercise price per warrant share and expires five years from the date of issuance. The Company used the BSM to value the warrant and the fair value at the date of issuance was $121 based on an expected term of five years, volatility of 85%, a risk-free interest rate of 1.8% and a 0% rate on expected dividends. The $121 amount for the consulting warrants was expensed as a component of the Company’s general and administrative expenses in May 2017.

In conjunction with the closing of the Series A Preferred offering in June 2017 (See Note 5), the Company issued a warrant to purchase 649,409 shares of its common stock to the placement agent at an exercise price of $3.00 per share, provided, however, upon the conversion of the Series A Preferred, the warrant shall adjust to entitle the holder to purchase shares of common stock equal to 10.0% of the shares of common stock issuable upon conversion of the Series A Preferred (excluding 191,000 shares of Series A Preferred that were purchased by insiders) and the exercise price shall adjust to the conversion price of the Series A Preferred. This warrant vested at issuance in June 2017. The Company used the BSM to value the warrant and the fair value at the date of issuance was $479. The number of common shares issuable upon the exercise of this warrant was not fixed as it could vary by a factor of 1.000 to 1.333 common shares per warrant share in accordance with the IPO price, and the Company considered the warrant to be a derivative instrument. The $479 amount was recorded as a component of the issuance costs for the Series A Preferred in June 2017. As of December 31, 2017, the fair value of the warrant was $520 and the $41 increase in value during 2017 was recorded as a component of other income and expense.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 7 — Common Stock Warrant (continued)

As of September 30, 2018, the fair value of the warrants was $1,577 and the $1,057 increase in value during 2018 was recorded as a component of other income and expense. The fair value assumptions included an expected term of five years, expected volatility of 85%, a risk-free interest rate of 2.9% and estimate of the conversion rate. These warrants are classified as warrant liability on the Company’s balance sheets. In accordance with the Company’s IPO in November 2018, the number of shares issuable upon the exercise of these warrants became fixed which eliminates the fair value adjustment after that date.

The weighted average exercise price of the outstanding warrants for the consultant and placement agent as of both December 31, 2017 and September 30, 2018 was $1.56 per share.

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “Plan”), which authorizes the issuance of up to 5,000,000 shares of the Company’s common stock. The Company has granted RSAs, stock options and restricted stock units (“RSUs”) for its common stock under the Plan as detailed in the tables below. There were 976,020 shares available for future issuance under the Plan as of September 30, 2018.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the Plan. The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. The Company’s board of directors values the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

On January 1, 2018, the Company issued 54,745 restricted shares of its common stock to each of its four outside directors (218,980 total shares). The restricted shares issued to the outside directors vest 25% at each quarter-end in 2018 and will be 100% vested at December 31, 2018.

To date, all stock options issued have been non-qualified stock options and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life except for options to purchase 50,000 shares of the Company’s common stock granted to product consultants that expire within five years if the Company is not able to file certain product submissions to the FDA prior to the five-year expiration date. Furthermore, these option awards to the Company’s product consultants do not vest unless certain product submissions are made to the FDA, and accordingly, the Company has not recorded any expense for these contingently vesting option awards to its product consultants.

For the three months ended September 30, 2018 and 2017, the Company’s total stock-based compensation expense was $165 and $604, respectively. Of these amounts, $147 and $593 was recorded in general and administrative expenses, respectively, and $18 and $11 was recorded in research and development expenses, respectively.

For the periods ended September 30, 2018 and 2017, the Company’s total stock-based compensation expense was $1,631 and $1,105, respectively. Of these amounts, $1,581 and $1,094 was recorded in general and administrative expenses, respectively, and $50 and $11 was recorded in research and development expenses, respectively.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 8 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	1,090,000	$1.24	9.7	$151
Issued	135,000	3.00
Exercised	—	—
Forfeited/Cancelled	(20,000)	0.21
Options outstanding as of September 30, 2018	1,205,000	$1.45	9.0	$2,010
Options exercisable at September 30, 2018	237,500	$0.84	8.7	$542
Options vested and expected to vest at September 30, 2018	1,155,000	$1.45	9.0	$1,923

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the nine months ended September 30, 2018 under the BSM were as follows:

September 30, 2018
Expected dividends	—%
Expected volatility	85%
Risk-free interest rate	2.8-2.9%
Expected term	6.3 years
Weighted average fair value	$2.21

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of options granted to non-employees equals the contractual life of the options.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 8 — Share-Based Payment Awards (continued)

Expected Volatility — Due to the Company’s limited operating history and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options.

Expected Dividend — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

Fair value of Common Stock — Prior to the Company’s IPO in November 2018, the fair value of the shares of common stock underlying the stock-based awards was determined by the board of directors, with input from management. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of the Company’s common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. The board of directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of common stock underlying those options on the date of grant.

A summary of activity for RSAs and RSUs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of December 31, 2017	2,500,000
Issued	218,980
Vested	(2,164,235)
Forfeited/Cancelled	—
Unvested as of September 30, 2018	554,745

The weighted average grant date fair value of the RSAs issued was $1.37 during the nine months ended September 30, 2018. The fair value of the RSAs vested during the nine months ended September 30, 2018 was $2,677.

Restricted Stock Units	Number of shares
Unvested as of December 31, 2017	50,000
Issued	—
Vested	(50,000)
Forfeited/Cancelled	—
Unvested as of September 30, 2018	—

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The fair value of the RSUs vested during the nine months ended September 30, 2018 was $69.

As of September 30, 2018, there was a total of $913, $174 and $0 of unrecognized compensation costs related to non-vested stock option awards, RSAs and RSUs, respectively. There were no exercises of stock options during the nine months ended September 30, 2018.

Note 9 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, warrants and convertible preferred stock at September 30, 2018 and 2017 were 9,039,088 and 5,749,080, respectively and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Period from April 27, 2017 (inception) through September 30, 2017	Nine months ended September 30, 2018 (unaudited)
Net loss	$(4,986)	$(9,010)
Series A Preferred – dividends (accrued and deemed)	(782)	(2,157)
Net loss attributable to common stockholders	$(5,768)	$(11,167)
Weighted average common shares outstanding (basic and diluted)	3,410,987	4,657,900
Net loss per common share (basic and diluted)	$(1.69)	$(2.40)

	Three months ended September 30, 2017	Three months ended September 30, 2018 (unaudited)
Net loss	$(2,802)	$(2,910)
Series A Preferred – dividends (accrued and deemed)	(691)	(729)
Net loss attributable to common stockholders	$(3,493)	$(3,639)
Weighted average common shares outstanding basic and diluted)	3,500,272	5,614,892
Net loss per common share (basic and diluted)	$(1.00)	$(0.65)

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 10 — Related Party Transactions

Imprimis

Imprimis was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Imprimis. The Company and Imprimis signed licensing agreements for two products developed by Imprimis whereby Imprimis assigned the product rights to the Company. The Company will pay Imprimis a $50 milestone payment upon patent approval for each product and a royalty fee at a rate of six percent on the net sales of those two products. On December 26, 2017, one of the products had its patent approved and a $50 milestone fee was recognized as R&D expense by the Company in 2017 and paid to Imprimis in January 2018. In July 2018, the Company determined the patent-approved product was not viable for its portfolio of product opportunities and Imprimis paid the Company $50 to cancel the licensing agreement for the one product and retain the product rights at Imprimis.

As part of the early start-up for the Company’s pharmaceutical business, key executives at Imprimis received 1,500,000 shares of restricted common stock in the Company for consulting services and certain Imprimis managers also received options to purchase 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested 100% after one year on April 30, 2018. The Company recorded stock-based compensation expense of $970 and $856 for the Imprimis restricted common stock and $51 and $70 for Imprimis stock options, respectively, for the periods ended September 30, 2018 and 2017 as a component of its general and administrative expenses.

Additionally, the Chief Executive Officer of Imprimis is a member of the Company’s board of directors.

Chief Executive Officer

The CEO has a partial interest in several companies that the Company is working with for product development and potential marketing if the products are approved by the FDA as detailed below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC, an entity affiliated with the CEO (“Eyemax”). The Company also holds a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company is also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of research and development expense and will pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product. The Company will also pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement is for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elects to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of December 31, 2017 and September 30, 2018.

The Company acquired the exclusive rights to sell the DS-100 product in the United States pursuant to an exclusive development and supply agreement (the “Andersen Agreement”) dated July 9, 2017 between the Company and Andersen Pharma, LLC, an entity affiliated with the CEO (“Andersen”). The Company also holds an option to purchase the DS-100 product and all related intellectual property and government approvals at a price of one dollar. Pursuant to the Andersen Agreement, Andersen is responsible for obtaining FDA approval at its expense and manufacturing the product for sale to the Company at its cost. The Company is responsible for commercializing the product in the United States at its expense. The Company paid Andersen $750 upon execution of the Andersen Agreement, which was recorded as a component of research and development expense and will pay Andersen $750 upon successful completion of three registration batches of product, $750 upon submission of an NDA and $750 upon FDA approval. The Company will also pay Andersen 50% of the net profit from the sale of the product. The Andersen Agreement is for an initial term of five years from the first commercial sale of the product, subject to successive two-year renewals unless either party elects to terminate the Andersen Agreement. There were no amounts due under the terms of the Andersen Agreement as of December 31, 2017 or September 30, 2018. The aforementioned option to purchase the product and all related intellectual property and government approvals was considered to represent variable interest in the affiliated entity. The affiliated entity was not considered to be a variable interest entity.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 10 — Related Party Transactions (continued)

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC, an entity affiliated with the CEO (“Selenix”). Pursuant to the Selenix Agreement, the Company paid Selenix $1,500, which was recorded as a component of research and development expense and has agreed to pay $1,500 upon submission of the NDA and $1,000 upon FDA approval. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. There were no amounts due under the terms of the Selenix Agreement as of December 31, 2017 or September 30, 2018 (unaudited).

Note 11 — Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that may have a material impact on the operations of the Company.

License and product development agreements

The Company has entered into various agreements in addition to those discussed above which are described below.

The Company entered into a contract for development and production of its CT-100 product with an unaffiliated third party on November 7, 2017. Pursuant to the agreement, the third party is responsible for development and production of the product and for obtaining FDA approval and the Company is responsible for commercializing the product in the United States. The Company will pay the third party 30% of the net profits from the sale of the product. The initial term is for the first 10 years following the first commercial sale of the product.

The Company acquired the exclusive rights to sell the DS-300 product in the United States pursuant to a sales and marketing agreement dated November 17, 2017 with an unaffiliated third party (the “Sales Agreement”). Pursuant to the Sales Agreement, the licensor is responsible for obtaining FDA approval, at its expense, and the Company is responsible for commercializing the product in the United States at its expense. The Company will pay the third party 50% of the net profit from the sale of the product. The initial term is for the first 10 years following the first commercial sale of the product.

Eton Pharmaceuticals, Inc. Notes to Condensed Financial Statements (in thousands, except share and per share amounts) (Unaudited)

Note 11 — Commitments and Contingencies (continued)

The Company entered into a contract with a clinical research organization (“CRO”) for clinical studies on its EM-100 product candidate and those studies were completed in 2018. The Company paid milestones at each phase of completion of the clinical study. Total milestone payments under the contract were $1,104 and the study was completed in August 2018.

The Company acquired the exclusive license to develop, manufacture and sell ET-103 in the United States. pursuant to an Exclusive License and Supply Agreement dated August 3, 2018 between the Company and Liqmeds Worldwide Limited, an unaffiliated entity. Pursuant to the agreement, the Company will be responsible for, and shall own, all regulatory filings and approvals at its expense, provided that it shall have the right to recoup 35% of any regulatory filing fees from the initial profits from the sale of ET-103 and, provided further, the licensor shall be responsible for any bioequivalence study and shall be responsible for 60% of the costs of such study. An affiliate of the licensor shall manufacture the ET-103 and sell it to the Company at its cost. The Company paid the licensor $350 upon execution of the agreement and will pay the licensor $1,500 upon the FDA’s acceptance of an NDA for review, $1,000 upon FDA approval, $1,500 upon issuance of patent covering ET-103 listed in the FDA’s Orange Book and $500 in the event of product sales in excess of $10,000 in any calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales, payable on a quarterly calendar basis; provided however, that if during any calendar quarter the net profits are negative then a negative balance will accrue and will be offset against future milestone or profit share payments owed to the licensor. The license agreement is for an initial term of 10 years from the date of the first commercial sale of the product, subject to two-year renewals unless either party elects to terminate no less than 12 months prior to the then current term. The agreement also contains customary representations, warranties, covenants and indemnities by the parties.

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2017 or September 30, 2018.

Note 12 — Subsequent Events

The Company has performed an evaluation of events occurring subsequent to September 30, 2018 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

During November 2018, the Company completed its IPO, sold 4,140,000 shares of its common stock at a gross price of $6.00 per share and received $22,603 in net cash proceeds after deductions of underwriter fees and offering expenses. In conjunction with the IPO, the Company’s 6,685,082 outstanding shares of Series A Preferred automatically converted into 7,248,948 shares of its common stock. Warrants for 414,000 shares of the Company’s common stock were issued to the IPO underwriter at an exercise price of $7.50 per share as part of the underwriter’s placement fee for the IPO.

Upon the closing of the Company’s IPO in November 2018, the shares for the Company’s placement agent warrant became fixed and the warrant liability was then reclassified to additional paid-in capital on the Company’s balance sheet. In addition, the remaining unaccreted stock issuance costs for the Company’s Series A Preferred were fully accreted as a deemed dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the period ended December 31, 2017 included in our final prospectus dated November 9, 2018, filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Our financial statements have been prepared in accordance with GAAP.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report under Part II - Item 1A “Risk Factors,” and in our other filings with the SEC.

Overview

We were formed in April 2017 as a specialty pharmaceutical company focused on developing and commercializing innovative pharmaceutical products utilizing the FDA’s 505(b)(2) regulatory pathway. Our business model is to develop proprietary innovative products that fulfill an unmet patient need. Since our formation, we have focused our efforts on the development and testing of our initial product candidates, the submission of an NDA for our initial product candidate and preliminary discussions with the FDA concerning the regulatory pathway for certain additional product candidates. We have not commenced revenue-producing operations and, under our current plan of business, do not expect to until we have received marketing approval from the FDA for one of our product candidates.

We have established a diversified pipeline of product candidates in various stages of development, two of which have been filed with the FDA and are under review. We intend to focus on product candidates that are liquid in formulation, including injectables, oral liquids and ophthalmics, and qualify under the FDA’s 505(b)(2) regulatory pathway.

Our corporate strategy is to pursue what we perceive to be low-risk candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients. We intend to pursue product candidates that require a single small Phase 3 trial, a bio-equivalence trial, or literature-based filings. Prior to initiating significant development activities on a product candidate, we typically meet with the FDA to establish a defined clinical and regulatory path to approval.

We believe our product candidates can address situations where patient needs are not being met by current FDA-approved pharmaceutical products. This may include products that are being supplied on an unapproved basis, products that are currently being compounded, and products that are approved and widely used internationally but not approved in the United States.

Results of Operations

We were formed on April 27, 2017. To date, we have not generated any revenues and do not anticipate generating any revenues unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.

For the three-month periods ending September 30, 2018 and 2017, we incurred $1.5 million and $1.6 million of research and development expenses (“R&D”), respectively, and $0.8 million and $1.2 million of administrative expenses, respectively. The comparative three-month detail of our R&D expense is listed in the table below. The reduction in administrative expenses was mainly due to lower stock-based consulting and legal and professional fees partially offset by increased headcount/personnel expenses in the 2018 period. We incurred a net loss of $3.6 million and $3.5 million for the three-month periods ended September 30, 2018 and 2017, respectively.

For the periods ended September 30, 2018 and 2017, we incurred $4.5 million and $3.1 million of product development expenses, respectively, and $3.5 million and $1.9 million of administrative expenses, respectively. The comparative period detail of our R&D expense is listed in the table below. The $1.6 million increase in administrative expenses was primarily due to the partial year start-up in late April 2017 as compared to a full nine months of operations in 2018. Our compensation-related costs increased by $1.0 million plus costs for our board of directors increased by $0.4 million and other general administrative expenses increased by $0.2 million. We incurred a net loss of $9.0 million and $5.0 million for the periods ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, stock-based consulting service fees, legal and professional fees and travel expenses. We anticipate that our G&A expenses will significantly increase to support our business growth and the additional costs associated with being a public company.

Research and Development Expenses

Set forth below is our research and development spending for our current product candidates. We currently have nine employees that support our overall product development and we also have facility and operating costs for a laboratory that will support product development. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below (amounts are in thousands).

Product candidate	Three months ended September 30, 2017	Three months ended September 30, 2018	Period from April 27,2017 (Inception) to September 30, 2017	Nine months ended September 30, 2018
CT-100	$49	$—	$52	$74
DS-100	750	—	750	—
DS-200	1	202	1,501	597
DS-300	339	148	339	1,032
EM-100	254	264	254	1,242
ET-102	—	255	—	340
ET-103	—	350	—	350
Other products	6	43	6	93
Indirect expenses	165	282	165	797
TOTAL	$1,564	$1,544	$3,067	$4,525

Liquidity and Capital Resources

As of September 30, 2018, we had total assets of $7.5 million and working capital of $5.6 million. We capitalized our operations primarily from the June 2017 private placement of approximately $20.1 million of Series A preferred stock, par value $0.001 (the “Series A Preferred”). Our Series A Preferred accumulated dividends at the rate of 6% per annum and those shares of stock plus all accrued but unpaid dividends automatically converted into shares of our common stock concurrent with the Company’s initial public offering in November 2018 (the “IPO”), at the conversion price of 50% of the IPO price. The IPO provided us with net proceeds of $22.6 million which we believe should be sufficient for at least the next 24 months of our operations including through securing regulatory approval and commencement of commercial sales for at least one product candidate. We do not anticipate requiring additional funding after that point.

Cash Flows

The following table sets forth a summary of our cash flows for the periods ended September 30, 2018 and 2017 (amounts are in thousands):

	Period from April 27, 2017 (Inception) to September 30, 2017	Nine months ended September 30, 2018
Net cash used in operating activities	$(3,650)	$(6,371)
Cash used in investing activities	(125)	(182)
Cash flows from financing activities	18,004	—
Change in cash and cash equivalents	$14,229	$(6,553)

The increase in cash used in operating activities is primarily a result of higher operating losses due to our business expansion including additional personnel and increased product candidate development activity. Investing activities consists primarily of capital expenditures for setting up our headquarters office and the initial set-up for our laboratory facility. The financing activity primarily consists of the Series A Preferred private placement funding in June 2017.

Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements included herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation

We account for stock-based compensation under the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) - 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant for employees and directors and record expense over the related service periods, which are generally the vesting period of the equity awards. Awards for consultants are accounted for under ASC 505-50 - Equity Based Payments to Non-Employees. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model (“BSM”).

We estimate the fair value of stock-based option awards to our employees and directors using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

Research and Development Expenses

Research and development (“R&D”) expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits and stock-based compensation and other costs to support our R&D operations. External contracted services include product development efforts including certain product licensor milestone payments, clinical trial activities, manufacturing and control-related activities and regulatory costs. R&D expenses are charged to operations as incurred. We review and accrue R&D expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of each project. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

Upfront payments and milestone payments made for the licensing of technology are expensed as R&D in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and are expensed as the related goods are delivered or the services are performed.

Warrant Liability

We estimate the fair value of certain warrants at each reporting period using Level 3 inputs. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the exercise price of the warrants, and could differ materially in the future. Changes in the fair value of the warrant liability during the period are recorded as a component of other income (expense). We will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value until the earlier of the exercise or expiration of the applicable warrants or when the number of shares issuable upon exercise of these warrants is fixed which occurred with our IPO in November 2018

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

JOBS Act Transition Period

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2018, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Relating to Our Business

We are a specialty pharmaceutical company with a limited operating history, and it is difficult for potential investors to evaluate our business.

We are a specialty pharmaceutical company founded in April 2017 and have not commenced revenue-producing operations. To date, our operations have consisted of the preliminary formulation, testing and development of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our initial product candidates or our prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. As a company with a limited operating history, we may be unable to:

●	successfully implement or execute our current business plan, or develop a business plan that is sound;

●	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; or

●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates.

There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. If we cannot successfully execute any one of the foregoing, our business may not succeed.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

From our inception in April 2017 through December 31, 2017 and for the nine months ended September 30, 2018, we incurred a net loss of $5.0 million and $9.0 million, respectively, and our operations used $3.7 million and $6.4 million of cash and cash equivalents, respectively. We expect to continue to incur substantial expenses without any corresponding revenues unless and until we are able to obtain regulatory approval and successfully commercialize a product candidate. We expect to incur significant expense to complete our clinical programs for our product candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our product candidates in any indication in the United States or internationally. Even if we are able to commercialize our product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability.

We expect to have significant research, regulatory and development expenses as we advance our product candidates.

As a result, we expect to incur substantial losses for the foreseeable future, and these losses will be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. If we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Failure to become and remain profitable may impair our ability to sustain operations and adversely affect our business and our ability to raise capital. If we are unable to generate positive cash flow within a reasonable period of time, we may be unable to further pursue our business plan or continue operations.

The report of our independent registered public accounting firm as of and for the period ended December 31, 2017 states that due to our accumulated deficit and negative operating cash flows and potential redemption demands under our redeemable convertible preferred stock there is substantial doubt about our ability to continue as a going concern.

We could need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

As of September 30, 2018, we had total assets of $7.5 million and working capital of $5.6 million. We received $22.6 million in net proceeds from our IPO in November 2018, but could require additional funding at a future point in time. In the event we require additional capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, we will need to expand the size of our employee and consultant/contractor base. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. In addition, the loss of the services of our senior management would adversely impact our business prospects.

Our management team has expertise in many different aspects of drug development and commercialization. However, our ability to compete in the highly competitive pharmaceuticals industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We will need to hire additional personnel as we further develop our product candidates. Competition for skilled personnel in our market is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers or other key employees, or our inability to hire targeted executives, could potentially harm our business, operating results or financial condition. In particular, we believe that the loss of the services of our chief executive officer would have a material adverse effect on our business.

Other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop and commercialize product candidates would be limited.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face a potential risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any of our product candidates or any other future product. For example, we may be sued if any product we develop, including any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the United States, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any of our product candidates or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize some or all of our product candidates; and

●	a decline in the value of our stock.

We carry product liability insurance we consider adequate for our current level of clinical testing and development. However, we will need additional product liability coverage at the time we commence commercial sale of our initial product. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

Our business operations could suffer in the event of information technology systems’ failures or security breaches.

While we believe that we have implemented adequate security measures within our internal information technology and networking systems, our information technology systems may be subject to security breaches, damages from computer viruses, natural disasters, terrorism and telecommunication failures. Any system failure or security breach could cause interruptions in our operations in addition to the possibility of losing proprietary information and trade secrets. To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, our competitive position may be adversely affected, and we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.

Sales of counterfeits of any of our product candidates, as well as unauthorized sales of any of our product candidates, may have adverse effects on our revenues, business and results of operations and damage our brand and reputation.

Our product candidates may become subject to competition from counterfeit pharmaceutical products, which are pharmaceutical products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. Obtaining regulatory approval for our product candidates is a complex and lengthy process. If during the period while the regulatory approval is pending, illegal sales of counterfeit products begin, consumers may buy such counterfeit products, which could have an adverse impact on our revenues, business and results of operations. In addition, if illegal sales of counterfeits result in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Although pharmaceutical regulation, control and enforcement systems throughout the world have been increasingly active in policing counterfeit pharmaceuticals, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our product candidates. Such sales may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our revenues, brand reputation, business and results of operations.

We have entered into several arrangements with related parties for the development and marketing of certain product candidates and these arrangements present potential conflicts of interest.

Our Chief Executive Officer, Sean Brynjelsen, has a material ownership interest in several companies from which we have licensed or acquired product development and marketing rights. See, “Financial Statements — Related Party Transactions.” We are required to pay these entities a combination of licensing fees, milestone payments and royalty payments. The transactional agreements also subject us to a loss of our rights to the product candidates in the event we breach any of our representations, warranties or covenants included in the agreements. While we believe the terms of the transactional agreements, including the licensing fees, milestone payments and royalty payments, approximate the terms and payments we could have obtained in an arms’ length transaction with an unaffiliated party, these arrangements may present Mr. Brynjelsen with a conflict of interest in the event of dispute between the parties. Although we believe we have mechanisms in place to protect the interests of our stockholders, including a board of directors, a majority of which are independent and have no interest in these related parties, there can be no assurance that a conflict of interest will not arise or that any such conflict will not adversely impact the interests of our stockholders.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of our product candidates. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

Our product candidates are in the early stages of clinical development, and we do not generate revenues from any FDA approved drug products. An abbreviated new drug application (“ANDA”) was submitted for our EM-100 product candidate and an NDA was submitted for our DS-300 product candidate in January 2018. We expect to submit an Investigational New Drug Applications (“IND”), or foreign equivalent to the FDA or international regulatory authorities for our CT-100 product candidate, and may be required to submit INDs for our other product candidates, seeking approval to initiate our clinical trials in humans in the United States or other countries yet to be determined. We plan on submitting our clinical trial protocols and receive approvals from the FDA and international regulatory authorities before we commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have existing competitors and potential new competitors in a number of jurisdictions, many of which have or will have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make any of our product candidates obsolete or uneconomical. In addition, mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors, potentially reducing or eliminating our commercial opportunity. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our pending patent applications and any patents we may receive. They may also challenge, narrow or invalidate any granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

We face substantial competition, which may result in others discovering, developing and commercializing products before or more successfully than our product candidates.

The development and commercialization of new drugs is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete directly with companies that focus on 505(b)(2) and generic drugs, and companies dedicating their resources to novel forms of therapies for these indications. Many of these competitors are attempting to develop products for our target indications. We face the risk that our competitors will develop a competing product using the same 505(b)(2) pathway that we intend to pursue. Our business model is to focus on product candidates that we consider to have a shorter timeline to, and lower cost of, regulatory approval. These attributes can also be taken advantage of by our competitors to develop and obtain marketing approval of a competing product. In addition, following FDA approval of our product candidates for which we have no patent protection, our competitors may seek to develop a competing product pursuant to the 505(j) pathway, which is an abbreviated pathway used for the regulatory approval of generic product candidates. As a result of the foregoing, we may find that the market opportunity for our product candidates for which we have no patent protection is relatively small due to the fact that barriers to entry are low and generic competition may follow within relatively short time periods after our product is approved. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

There are products already approved for all of the indications we are targeting. Many of these approved products are well established therapies and are widely accepted by physicians, patients and third-party payors. This may make it difficult for us to achieve our business strategy of replacing existing products with our product candidates. In addition, where we are able to offer benefits over existing products offered by our competitors, those competitors may reformulate their drugs in a manner that mimics the benefits offered by our product candidates. As noted below, many of our product candidates are not eligible for patent protection or the market and data exclusivity provisions under the Federal Food, Drug and Cosmetic Act (“FDCA”). Consequently, our commercial operations face significant direct competition and our competitors may develop products that are similar to ours and perhaps safer, more effective, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our inability to successfully compete could negatively impact our business, results of operations and stock price.

Our competitors may obtain FDA or other regulatory approval for comparable products more rapidly than we may obtain approval for ours, and the risk of our competitors doing so may lead us to develop drug candidates without disclosing certain information with regard to such candidates.

We hold one patent application for our CT-100 product candidate and one provisional patent application for our DS-300 product candidate. In addition, we expect that we or our development partner will file a patent application covering our ET-103 product candidate. Other than any protection that may be afforded by the issuance of a patent with respect to such applications, of which there can be no assurance, we do not believe that any of our current product candidates are eligible for patent protection or the market and data exclusivity provisions under the FDCA. The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, (e.g, for new indications, dosages, strengths or dosage forms of an existing drug). Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. As a result, many of our competitors have the ability to bring a product candidate to market more rapidly than we can and depending on the nature of their product candidate they could substantially delay the introduction of our product candidate into the market if their product qualifies for the market and data exclusivity provisions under the FDCA. In order to preserve any competitive advantage, we will, at times, make the decision to pursue a product candidate for which we will not disclose the API, dosage or reference drug until such time as we believe that any competitive advantage would not be materially compromised by public disclosure of such information, which in some cases may be as late as our receipt of marketing approval from the FDA. Our business currently depends on our ability to bring our product candidates to market in a manner that preserves our perceived competitive advantage and any loss of that competitive advantage could negatively impact our business, results of operations and stock price.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidate and our ability to generate revenue will be limited.

We may be required to successfully complete clinical trials for our product candidates before we can apply for marketing approval. Even if we complete any such clinical trials, it does not assure marketing approval. Any such clinical trials may be unsuccessful, which would materially harm our business. Even if such initial clinical trials are successful, we may be required to conduct additional clinical trials to establish our product candidates’ safety and efficacy, before an NDA or foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our product candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. We have submitted an ANDA for our EM-100 product candidate and an NDA to the FDA for our DS-300 product candidate, however, there can be no assurance our NDA will be approved by the FDA. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our product candidates is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of any required toxicology studies may not support the filing of an IND for our product candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRB”), may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency (“EMA”) or other regulatory agencies for marketing approval;

●	the dosing of our product candidates in any required clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we intend to conduct in the future or that such trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

We are a clinical stage company and as of the date of this report, only one ANDA and one NDA have been submitted for our product candidates and we have not received regulatory approval to market any product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third-party contract research organizations (“CROs”), with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of clinical and pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our product candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our product candidates will prevent us from commercializing the product candidate, and our ability to generate revenue will be materially impaired.

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for seven of our eight current product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. For example, we had under development a patented injectable pentoxifylline therapeutic candidate, which we believed would satisfy the requirements of the 505(b)(2) regulatory pathway. However, based on a pre-IND meeting with the FDA in March 2018 to discuss the clinical and regulatory pathway for the product, we have decided to suspend all further development activities for this candidate indefinitely due to extraordinarily high costs of the clinical trials that would be required by the FDA.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) to allow reliance on the FDA’s prior findings of safety and effectiveness. If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidate, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

Moreover, the FDA recently adopted an interpretation of the three-year exclusivity provisions whereby a 505(b)(2) application can be blocked by exclusivity even if does not rely on the previously-approved drug that has exclusivity (or any safety or effectiveness information regarding that drug). Under the FDA’s new interpretation, approval may be blocked by exclusivity awarded to a previously-approved drug product that shares certain innovative features with our product, even if our 505(b)(2) application does not identify the previously-approved drug product as a listed drug or rely upon any of its safety or efficacy data. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.

The 505(b)(2) application would enable us to reference published literature or the FDA’s previous findings of safety and effectiveness for the branded reference drug. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with Hatch-Waxman Act, in seeking approval for a drug through such an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that either: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid or unenforceable, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. Under the Hatch-Waxman Act, the holder of patents that the 505 (b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in favor of the Paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all.

In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

Companies that produce branded reference drugs routinely bring litigation against ANDA or 505(b)(2) applicants that seek regulatory approval to manufacture and market generic and reformulated forms of their branded products. These companies often allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or 505(b)(2) applicant. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic or reformulated products. Litigation to enforce or defend intellectual property rights is often complex and often involves significant expense and can delay or prevent introduction or sale of our product candidates. If patents are held to be valid and infringed by our product candidates in a particular jurisdiction, we would, unless we could obtain a license from the patent holder, be required to cease selling in that jurisdiction and may need to relinquish or destroy existing stock in that jurisdiction. There may also be situations where we use our business judgment and decide to market and sell our approved products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts, which is known as an “at-risk launch.” The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent and, to a lesser extent, 505(b)(2) products, patented branded products generally realize a substantially higher profit margin than bioequivalent and, to a lesser extent, 505(b)(2) products, resulting in disproportionate damages compared to any profits earned by the infringer. An adverse decision in patent litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product, and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;

●	efficacy of our product candidates compared to competing products;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in approved labeling from regulatory authorities;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for any of our product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy (“REMS”), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

Even if we obtain marketing approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

Even if we obtain regulatory approval for any of our product candidates for an indication, the FDA or foreign equivalent may still impose significant restrictions on their indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations (“cGCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Processes (“cGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

The FDA has the authority to require a REMS as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if any of our product candidates are approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless legally prescribe our products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	issuance of warning letters or untitled letters;

●	clinical holds;

●	injunctions or the imposition of civil or criminal penalties or monetary fines;

●	suspension or withdrawal of regulatory approval;

●	suspension of any ongoing clinical trials;

●	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

●	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or

●	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

We currently have a limited sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize any of our product candidates.

We have limited sales and marketing personnel. In order to commercialize products that are approved for commercial sales, we must either collaborate with third parties that have such commercial infrastructure or develop our own sales and marketing infrastructure. If we are not successful entering into appropriate collaboration arrangements or recruiting sufficient sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any of our product candidates;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Health Care Reform Law, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Health Care Reform Law, among other things, imposed reporting requirements on manufacturers related to drug samples and financial relationships with physicians and teaching hospitals, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and established a Medicare Part D coverage gap discount program.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. These changes include, among others, aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. We expect that additional state and federal health care reform measures will be adopted in the future, which may alter or completely replace the existing health care financing structure. Any of these reform measures could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for any such product candidate that we may have developed or additional pricing pressures on our business.

The health care regulatory environment in the United States is still in flux, and judicial challenges and legislative initiatives to modify, limit or repeal the Health Care Reform Law continue and may increase in light of the change in administration following the 2016 U.S. presidential election.

Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of the Health Care Reform Law. We cannot predict the impact on our business of changes to current laws and regulations. However, any changes that lower reimbursements for products for which we may obtain regulatory approval, or that impose administrative and financial burdens on us, could adversely affect our business.

The policies of the FDA or similar regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act was signed into law. The 21st Century Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but it has not yet been fully implemented and its ultimate implementation is unclear. Furthermore, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Our future growth may depend, in part, on our ability to penetrate international markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in international markets for which we intend to rely on collaborations with third parties. If we commercialize any of our product candidates in international markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in international markets;

●	our inability to directly control commercial activities because we are relying on third parties;

●	the burden of complying with complex and changing international regulatory, tax, accounting and legal requirements;

●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

●	import or export licensing requirements;

●	longer accounts receivable collection times;

●	longer lead times for shipping;

●	language barriers for technical training;

●	reduced protection of intellectual property rights in some foreign countries;

●	foreign currency exchange rate fluctuations; and

●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

International sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

If we market any of our product candidates in a manner that violates health care fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations, which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct can be subject to significant liability. Similarly, industry codes in the EU and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal health care fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

We will be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the active pharmaceutical ingredient (“API”) in our product candidates for use in our clinical trials or for commercial product, if any. In addition, we do not have the capability to encapsulate any of our product candidates as a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. While we have entered into certain agreements with contract manufacturers for clinical and commercial supply, there can be no assurance we will be able to maintain those relationships or engage additional contract manufacturers for clinical or commercial supply of any of our product candidates on favorable terms to us, or at all.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA or BLA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our API or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our product candidates, increase our cost of goods sold and result in lost sales.

We cannot guarantee that our future manufacturing and supply partners will be able to reduce the costs of commercial scale manufacturing of any of our product candidates over time. If the commercial-scale manufacturing costs of any of our product candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We may not be able to establish agreements with third parties with whom we wish to collaborate and, if we are able to establish them, we may not be able to establish them on commercially reasonable terms, which could result in alterations or delays of our development and commercialization plans.

We face significant competition in seeking appropriate third parties. Whether we reach a definitive agreement will depend, among other things, upon our assessment of the third parties’ resources and expertise, the terms and conditions of the proposed agreement, and the proposed parties’ evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Potential third parties may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any arrangements that we may establish may also not be favorable to us.

Agreements with third parties are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future third parties. We may not be able to negotiate agreements on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidate or bring it to market and generate product revenue.

In addition, any future agreements that we enter into may not be successful. The success of our arrangements will depend heavily on the efforts and activities of our third-party collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to an agreement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the agreement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

We expect to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

We have entered into agreements with third-party CROs to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical studies. We plan to rely heavily on these parties for execution of clinical studies for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with cGCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we intend to design the clinical trials for our product candidates in consultation with CROs, we expect that the CROs will manage all of the clinical trials conducted at contracted clinical sites. As a result, many important aspects of our drug development programs would be outside of our direct control. In addition, the CROs and clinical sites may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements. If the CROs or clinical sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development and commercialization of any of our product candidates for the subject indication may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs and clinical sites will devote to our program or any of our product candidates. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs or clinical sites terminate, we may not be able to enter into arrangements with alternative CROs or clinical sites. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any such clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for any of our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We enter into various contracts in the normal course of our business, some or all of which may require us to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have an adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically may enter into commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our commercial agreements, vendors typically ask for indemnification from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a third party to indemnify us and the party is denied insurance coverage, or the indemnification obligation exceeds the applicable insurance coverage and does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

Our CEO holds ownership interest in some of the third parties we have entered into agreements with. The terms and fee arrangements of these agreements, we believe, approximate the terms and fee arrangements of an agreement that would have been obtained in an arm’s length and unaffiliated transaction. Nonetheless, this may expose us to claims of interested transactions and other fiduciary suits.

Our Chief Executive Officer, Sean Brynjelsen, has a material ownership interest in several companies from which we have licensed or acquired product development and marketing rights. These include a 27% stake in Andersen Pharma, LLC (license for DS-100), 33% stake in Eyemax, LLC (license for EM-100) and 50% stake in Selenix, LLC (license for DS-200). We are required to pay these parties licensing fees, milestone payments and royalty payments. We believe the terms of the transactional agreements, including the licensing fees, milestone payments and royalty payments, approximate the terms and payments we could have obtained in an arms’ length transaction with an unaffiliated party. Nonetheless, a stockholder may seek to challenge these agreements on grounds that they are not in the best interest of our company and our board breached its fiduciary duty by approving such agreements.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

●	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;

●	subjects for clinical testing failing to enroll or remain in our trials at the rate we expect;

●	a facility manufacturing any of our product candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical studies;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;

●	third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

●	inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

●	one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	deviations of the clinical sites from trial protocols or dropping out of a trial;

●	adding new clinical trial sites;

●	the inability of the CRO to execute any clinical trials for any reason; and

●	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our product candidates could be significantly reduced.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing of drug product candidates is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. We cannot assure you that the FDA or comparable foreign regulatory authorities will view the results as we do or that any future trials of any of our product candidates will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any future clinical trial results for our product candidates may not be successful.

In addition, a number of factors could contribute to a lack of favorable safety and efficacy results for any of our product candidates. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and surgical technique, and due to varying patient characteristics including demographic factors and health status.

We have not conducted clinical trials for any of our product candidates, other than a bioequivalence trial for one product candidate, and we may be delayed in commercializing or fail to find success in these trials. Further, the results of any clinical trial may not be predictive of future trial results. Positive results in preclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3, after promising results in preclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse events.

To date, we have not conducted any clinical trials other than a Phase 3 bioequivalence trial for our EM-100 product candidate. Our clinical trials may not be successful, and even if they are, the FDA may not approve our NDA for products that are successful in the trial, may not agree that the benefits outweigh its risks, or may raise new concerns regarding our clinical trial designs. The Phase 3 trial process is often long, complex, costly and uncertain, and delays or failure are common. These clinical trials will be substantially broader than a Phase 2 clinical trial and will require us to enlist a considerably larger number of patients in multiple clinics and medical centers across a number of different countries. Before commencing Phase 3 clinical trials in the United States, we will also need to agree on a protocol with the FDA.

Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Moreover, the results of clinical trials may be unsatisfactory to the FDA or foreign regulatory authorities even if we believe those clinical trials to be successful. The FDA or applicable foreign regulatory agencies may suspend one or all of our clinical trials or require that we conduct additional clinical, nonclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA or similar foreign regulatory application we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may require us to expend more resources than we have available. It is also possible that additional studies we conduct may not be considered sufficient by the FDA or applicable foreign regulatory agencies to provide regulatory approval.

If any of these outcomes occur, we may not receive approval for our product candidate.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market our product candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which any of our product candidates are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our product candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products, including:

●	failing to approve or challenging the prices charged for health care products;

●	introducing reimportation schemes from lower priced jurisdictions;

●	limiting both coverage and the amount of reimbursement for new therapeutic products;

●	denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and

●	refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

Risks Relating to Our Intellectual Property Rights

We will depend on rights to certain pharmaceutical compounds that have been acquired by us. We do not have complete control over these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.

We are dependent on the assignment and licensing from third parties for certain of our pharmaceutical compounds and potential product candidates. Our rights to use the pharmaceutical compounds we were assigned are subject to the negotiation of, continuation of and compliance with the terms of those assignments and licenses. Moreover, under these agreements, any related patents may remain under the control of the assignor or licensor. Our rights to develop and commercialize the product candidates are subject to the validity of the intellectual property rights. Enforcement of any assigned or licensed patents or defense or any claims asserting the invalidity of these patents is often subject to the control or cooperation of the assignor or licensor. Legal action could be initiated against the original owners of the intellectual property that we acquired and an adverse outcome in such legal action could harm our business because it might prevent such companies or institutions from continuing to assign intellectual property that we may need to operate our business.

In addition, our rights to practice the inventions claimed in any patents and patent applications are subject to our assignors and licensors abiding by the terms of those agreements and not terminating them. These agreements may be terminated by the assignor or licensor if we are in material breach of certain terms or conditions of the agreement or in certain other circumstances. Our rights under these agreements are subject to our continued compliance with the terms of the agreements, including the payment of royalties and other payment due under the agreements. Termination of these agreements could prevent us from marketing some or all of our products. Because of the complexity of our products and the patents, determining the scope of the assignment or license and related royalty obligations can be difficult and can lead to disputes between us and the assignor or licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the agreement. If the assignor or licensor believed we were not paying the royalties due under the agreement or were otherwise not in compliance with the terms of the agreement, the assignor or licensor might attempt to revoke the agreement. If such an attempt were successful, we might be barred from producing and selling some or all of our products.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. We hold one patent application for our CT-100 product candidate and one provisional patent application for our DS-300 product candidate. In addition, we expect that we or our development partner will file a patent application covering our ET-103 product candidate in the fourth quarter of 2018. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. Patent and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to any of our product candidates, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed by us, or that we will not be involved in interference, opposition or invalidity proceedings before U.S. or foreign patent offices.

Additionally, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering any product candidate, the defendant could counterclaim that the patent covering any other product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g. opposition proceedings. Such proceedings could result in revocation or amendment of our patents or our licensors’ patents in such a way that they no longer cover product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any product candidate. Such a loss of patent protection would have a material adverse impact on our business.

In the future, we may rely on know-how and trade secrets to protect technology, especially in cases when we believe patent protection is not appropriate or obtainable. However, know-how and trade secrets are difficult to protect. While we intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those offered in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Competitors may use our technologies in jurisdictions where we do not have, or where we do not pursue and obtain, patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

Further, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Moreover, proceedings to enforce our patent rights, or those of our licensors or partners, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our in-licensed patents, or any patents that we may own in the future, at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may also rely on the trademarks we may develop to distinguish our products from the products of our competitors. We cannot guarantee that any trademark applications filed by us or our business partners will be approved. Third parties may also oppose such trademark applications, or otherwise challenge our use of the trademarks. In the event that the trademarks we use are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot provide assurance that competitors will not infringe the trademarks we use, or that we will have adequate resources to enforce these trademarks.

Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and it therefore is costly, time-consuming and inherently uncertain. In addition, on September 16, 2011, the Leahy-Smith America Invents Act (“AIA”), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the U.S. PTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the U.S. PTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in U.S. Patent and Trademark Office (“U.S. PTO”) proceedings compared to the evidentiary standard in U.S. federal court, a third party could potentially provide evidence in a U.S. PTO proceeding sufficient for the U.S. PTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the U.S. PTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the federal courts, the U.S. PTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing in-licensed patents and patents that we might obtain in the future.

Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

●	result in costly litigation;

●	divert the time and attention of our technical personnel and management;

●	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;

●	require us to cease or modify our use of the technology and/or develop non-infringing technology; or

●	require us to enter into royalty or licensing agreements.

Third parties may hold proprietary rights that could prevent any of our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market any of our product candidates or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidates or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing any of our product candidates or a future product candidate, which could harm our business, financial condition and operating results.

We expect that there are other companies, including major pharmaceutical companies, working in the areas competitive to our proposed product candidates which either has resulted, or may result, in the filing of patent applications that may be deemed related to our activities. If we were to challenge the validity of these or any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued U.S. patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued U.S. patent in an administrative trial before the Patent Trial and Appeal Board in the U.S. PTO, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

Others may claim an ownership interest in our intellectual property, which could expose us to litigation and have an adverse effect on our prospects.

A third party may claim an ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. We cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources, and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot, however, assure you that any such license will be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product candidate, or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in our industry, we will employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Owning Our Common Stock

An active, liquid and orderly trading market for our shares may not continue to be developed or sustained.

Prior to our initial public offering, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will continue to develop or be sustained. As a result, it may be difficult for you to sell shares at an attractive price or at all.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

Our stock price may be volatile. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The stock market in general has been, and the market price of our shares in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

●	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

●	market acceptance of our products;

●	the mix of products that we sell and related services that we provide;

●	changes in earnings estimates or recommendations by securities analysts, if our shares are covered by analysts;

●	development of technological innovations or new competitive products by others;

●	announcements of technological innovations or new products by us;

●	publication of the results of preclinical or clinical trials for our other product candidates;

●	failure by us to achieve a publicly announced milestone;

●	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;

●	developments concerning intellectual property rights, including our involvement in litigation brought by or against us;

●	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

●	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

●	changes in our expenditures to promote our products;

●	our sale or proposed sale, or the sale by our significant stockholders, of our shares or other securities in the future;

●	changes in key personnel;

●	success or failure of our research and development projects or those of our competitors;

●	the trading volume of our shares; and

●	general economic and market conditions and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our shares and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments; and

●	extended transition periods available for complying with new or revised accounting standards.

We have chosen to “opt out” of the extended transition periods available for complying with new or revised accounting standards, but we intend to take advantage of all of the other benefits available under the JOBS Act, including the exemptions discussed above. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares. There is also a risk that neither we nor our independent registered public accounting firm (when applicable in the future) will be able to conclude within the prescribed timeframe that internal controls over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, to cover operating costs and otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our shares, the price of our shares could decline.

The trading market for our shares will rely in part on the research and reports that equity research analysts publish about us and our business, if at all. We do not have control over these analysts and we do not have commitments from them to write research reports about us. The price of our shares could decline if no research reports are published about us or our business, or if one or more equity research analysts downgrades our shares or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We will incur significant increased costs as a result of becoming a public company that reports to the Securities and Exchange Commission and our management will be required to devote substantial time to meet compliance obligations.

As a newly public company reporting to the Securities and Exchange Commission, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and the reporting and governance provisions of the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently implemented by the Securities and Exchange Commission, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. There are significant corporate governance and reporting provisions in these laws that will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these regulations. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Assuming a market for our common stock continues to develop, shares eligible for future sale may adversely affect the market for our common stock.

All of our common shares are subject to lock-up agreements whereby the holder has agreed not to sell, transfer or pledge, or offering to do any of the same, directly or indirectly, any of our securities for a period of one year following the close of our initial public offering, except for the holders of common shares issued upon conversion of our preferred stock in connection with our initial public offering and the holders of 218,980 shares of our outstanding common stock who have agreed not to sell for 180 days following the close of our initial public offering. Notwithstanding the lock-up agreements, we have agreed to register for resale shares of common stock issued upon conversion of our preferred stock and shares of common stock underlying warrants. Furthermore, beginning in February 2019, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Beginning in May 2019, certain stockholders will be eligible to begin publicly selling their shares under Rule 144.

Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have broad discretion in the proceeds of this offering our initial public offering.

Our management has considerable discretion in the application of the net proceeds from our recent initial public offering. We expect to use the proceeds from our initial public offering to fund clinical trials, product licensing opportunities and product development; to fund FDA filing fees; to fund laboratory expansion and for other general corporate purposes, including general and administrative expenses and working capital. However, our needs may change as our business and industry evolve and, as a result, the proceeds from our initial public offering may be used in a manner substantially different from our current expectations. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. The failure by our management to apply these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws:

●	authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;

●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

●	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

●	require the approval of our board of directors or the holders of at least seventy-five percent (75%) of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation;

●	limit who may call stockholder meetings;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive our stockholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.

Provisions in our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers or other employees;

●	any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of Delaware law or our charter documents; or

●	any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, but excluding actions to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

In addition, unless we consent in writing to the selection of an alternative forum, the Federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, a court may determine that this provision is unenforceable.

As stockholders in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Ownership portions held by our executives and directors, as well as by our former parent company, Imprimis Pharmaceuticals, Inc., may limit our stockholders’ ability to influence corporate matters.

Our directors and executive officers beneficially own approximately 11.5% of our common stock. Additionally, Imprimis Pharmaceuticals, Inc., our former parent company, holds approximately 19.9% of our outstanding common stock. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties, and particularly by Imprimis, may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On November 9, 2018, our Registration Statement on Form S-1, as amended (File No. 333-226774) was declared effective in connection with our IPO, pursuant to which we sold 4,140,000 shares of our common stock, [including the full exercise of the underwriter’s option to purchase additional shares], at a price to the public of $6.00 per share. The IPO closed on November 13, 2018. We received net proceeds from the IPO of $22.6 million (after deducting the underwriter’s discounts and commissions and additional offering related costs of $2.2 million). The sole underwriter was National Securities Corporation, a wholly owned subsidiary of National Holdings, Inc.

No expenses incurred by us in connection with our IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of November 9, 2018 and filed with the SEC on November 13, 2018 pursuant to Rule 424(b)(4).

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Redeemable Convertible Preferred Stock and Stockholders’ Deficit, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

(1)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2018, and incorporated herein by reference.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

December 20, 2018	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

