Form 10-Q
period 2019-03-31
Eton Pharmaceuticals, Inc.
filed 2019-05-07
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 30, 2019, Eton Pharmaceuticals, Inc. had outstanding 17,627,928 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

TABLE OF CONTENTS

Part No	Item No	Description	Page No.

I		FINANCIAL INFORMATION	1

	1	Financial Statements	1

		Condensed Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	1

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2019 and 2018	2

		Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2019 and 2018	3

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018	4

		Notes to Condensed Financial Statements	5

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	3	Quantitative and Qualitative Disclosures About Market Risk	24

	4	Controls and Procedures	24

II		OTHER INFORMATION	25

	1	Legal Proceedings	25

	1A	Risk Factors	25

	2	Unregistered Sales of Equity Securities and Use of Proceeds	25

	3	Defaults Upon Senior Securities	25

	4	Mine Safety Disclosures	25

	5	Other Information	25

	6	Exhibits	25

		Index to Exhibits	26

		Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,584	$26,735
Prepaid expenses and other current assets	1,943	767
Total current assets	21,527	27,502

Property and equipment, net	1,190	773
Operating lease right-of-use assets, net	252	—
Other long-term assets, net	48	52
Total assets	$23,017	$28,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,208	$1,421
Accrued liabilities	448	603
Total current liabilities	3,656	2,024

Operating lease liabilities, net of current portion	119	—

Total liabilities	3,775	2,024

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,627,928 and 17,607,928 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	72,502	72,153
Accumulated deficit	(53,278)	(45,868)
Total stockholders’ equity	19,242	26,303

Total liabilities and stockholders’ equity	$23,017	$28,327

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Revenues	$500	$—

Operating expenses:
Research and development	6,465	1,274
General and administrative	1,589	1,690
Total operating expenses	8,054	2,964

Loss from operations	(7,554)	(2,964)
Other income (expense):
Interest and other income, net	144	29
Change in fair value of warrant liability	—	(83)

Loss before income tax expense	(7,410)	(3,018)

Income tax expense	—	—

Net loss	(7,410)	(3,018)
Accrued dividends on redeemable convertible preferred stock	—	(296)
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	(410)

Net loss attributable to common stockholders	$(7,410)	$(3,724)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(1.05)
Weighted average number of common shares outstanding, basic and diluted	17,502	3,551

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	—	—	345	—	345

Stock option exercises	—	—	20,000	—	4	—	4

Net loss	—	—	—	—	—	(7,410)	(7,410)

Balances at March 31, 2019	—	$—	17,627,928	$18	$72,502	$(53,278)	$19,242

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	6,685,082	$19,004	6,000,000	$6	$1,759	$(8,639)	$(6,874)

Stock-based compensation	—	—	218,980	—	1,050	—	1,050

Accrued dividends on redeemable convertible preferred stock	—	296	—	—	—	(296)	(296)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	410	—	—	—	(410)	(410)

Net loss	—	—	—	—	—	(3,018)	(3,018)

Balances at March 31, 2018	6,685,082	$19,710	6,218,980	$6	$2,809	$(12,363)	$(9,548)

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash flows from operating activities
Net loss	$(7,410)	$(3,018)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	345	1,050
Depreciation and amortization	55	10
Change in fair value of warrant liability	—	83
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,187)	(129)
Accounts payable	1,736	262
Accrued liabilities	(306)	(108)
Net cash used in operating activities	(6,767)	(1,850)

Cash used in investing activities
Purchases of property and equipment	(388)	(91)

Cash flows from financing activities
Proceeds from stock option exercises	4	—
Net cash provided by financing activities	4	—

Change in cash and cash equivalents	(7,151)	(1,941)
Cash and cash equivalents at beginning of period	26,735	13,156
Cash and cash equivalents at end of period	$19,584	$11,215

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$—	$296
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	$—	$410
Purchases of equipment included in accounts payable	$51	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware “C” corporation on April 27, 2017 and was initially set up as a wholly-owned subsidiary of Harrow Health, Inc. or “Harrow” (fka Imprimis Pharmaceuticals, Inc.)

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

In November 2018, the Company completed an initial public offering (“IPO”), selling 4,140,000 shares of common stock at an offering price of $6.00 per share, including the underwriter’s exercise in full of its option to purchase additional shares. The Company received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses.

Note 2 — Liquidity Considerations

As of March 31, 2019, the Company had an accumulated deficit of $53,278 and for the three months ended March 31, 2019, the Company had net cash used in operating activities of $6,767.

To date, the Company has generated limited revenues and does not anticipate generating significant revenues unless and until it successfully completes development and obtains regulatory approval for one or more of its product candidates. The Company has incurred negative cash flows from operating activities since its inception in 2017. The Company currently believes its existing cash and cash equivalents of $19,584 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is delayed in completing its product development and obtaining regulatory approval for its product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2019, the condensed statements of operations and cash flows for the periods ended March 31, 2019 and 2018, and the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2019 and the results of its operations and its cash flows for the periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the periods ended March 31, 2019 and 2018 are also unaudited. The results for the period ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment has been recognized since the Company’s inception in 2017.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Revenue Recognition for Contracts with Customers

The Company intends to generate its future revenues from direct sales of its products in development which will require advance review and approval by the FDA. Additionally, the Company anticipates it will receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

The Company accounts for contracts with its customers in accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Any amounts received prior to revenue recognition will recorded as deferred revenue. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date will be classified as current portion of deferred revenue in the Company’s balance sheets. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as long-term deferred revenue, net of current portion.

Milestone Payments – If a commercial contract arrangement includes development and regulatory milestone payments, the Company will evaluate whether the milestone conditions have been achieved and if it is probable that a significant revenue reversal would not occur before recognizing the associated revenue. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Significant Financing Component – In determining the transaction price the Company will adjust consideration for the effects of the time value of money if the expected period between payment by the licensees and the transfer of the promised goods or services to the licensees will be more than one year.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants, outstanding during the period. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for the periods ending March 31, 2019 or 2018 as the Company reported a net loss for these periods and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive (See Note 10).

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation — Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. The Company estimates the fair value of stock-based option awards using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

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

The fair values of the Company’s warrant liability at inception and for subsequent mark-to-market fair value measurements were based on management’s valuation model and expectations with respect to the method and timing of settlement. The Company had determined that the warrant liability fair values were classified as Level 3 measurements within the fair value hierarchy. At the date of the Company’s IPO in November 2018, the fair value was reclassified to additional paid-in-capital as the final number of shares for the warrants previously reflected as a liability became fixed.

Impact of New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842) – Leases (“ASC 842”), which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements for substantially all leases with terms more than 12 months to be recognized as assets and liabilities on the balance sheet. Recognition, measurement and presentation of expenses depends upon classification as a finance or operating lease. The Company adopted ASC 842 effective January 1, 2019 utilizing the modified retrospective approach such that prior year financial statements were not recast under the new standard. The adoption of ASU 2016-02 did not have a material effect on the Company’s financial condition from the recognition of the lease rights and obligations as assets and liabilities or its results of operations and cash flows. See Note 12 for additional information regarding the new standard and its impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted (but no sooner than the adoption of Topic 606). The Company evaluated the impact of ASU 2018-07 and determined it did not have a material effect on the Company’s financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 4 — Revenues

Prior to 2019, the Company did not have any revenues. The Company’s revenues of $500 for the three months ended March 31, 2019 resulted from the sale of its EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Bausch paid the Company an upfront payment of $500 and Bausch is required to pay the Company commercial milestone payments of up to $2,500 upon the first commercial sale of the EM-100 product. In addition, Bausch is required to pay the Company a royalty in the low-double digit percentage range on net sales for a period of 10 years from the date of the first commercial sale of the first single agent EM-100 product in the United States. In the event that any product with the same sole active ingredient as EM-100 is launched in the United States by any person other than Bausch (or its affiliates) during the term of Bausch’s royalty commitment, then the royalty rate will be reduced to a lower specified percentage. In the event that EM-100’s market share in the territory falls below a certain percentage of the target market during the term of Bausch’s royalty commitment, then the royalty rate will be further reduced to a lower specified percentage. The Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Computer hardware and software	$130	$93
Furniture and fixtures	101	98
Equipment	99	99
Leasehold improvements	71	53
Construction in progress	873	492
	1,274	835
Less: accumulated depreciation	(84)	(62)
Property and equipment, net	$1,190	$773

Depreciation expense for the periods ended March 31, 2019 and 2018 was $22 and $7, respectively.

Note 6 — Redeemable Convertible Preferred Stock — Series A

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock as per its Amended and Restated Certificate of Incorporation. In June 2017, the Company issued 6,685,082 Series A Preferred at a price of $3.00 per share and all shares remained outstanding until the Company’s IPO in November 2018. The gross proceeds were $20,055 from the Series A Preferred stock offering. The Series A Preferred shares, including accrued and unpaid dividends, automatically converted to the Company’s common shares at the date of the IPO.

As a result of the Series A Preferred having a possible cash redemption feature in the event that an IPO or alternate financing was not completed by December 31, 2018, the Series A Preferred was classified as temporary equity and not included as part of Company’s stockholders’ equity (deficit) prior to the November 2018 IPO. In accordance with that classification, $2,534 of issuance costs associated with the Series A Preferred offering were being ratably accreted as a deemed dividend using the effective interest method through the expected redemption date.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 7 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock as per its Amended and Restated Certificate of Incorporation. In January 2019, the Company issued 20,000 shares of its common stock resulting from a stock option exercise.

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

These warrants were classified as warrant liability on the Company’s balance sheets prior to the IPO in November 2018 as the number of common shares issuable upon the exercise of this warrant was not fixed as it could vary by a factor of 1.000 to 1.333 common shares per warrant share in accordance with the IPO price, and the Company had considered the warrant to be a derivative instrument. The $479 amount was recorded as a component of the issuance costs for the Series A Preferred in June 2017 and subsequent changes in the fair value of this warrant were recorded as a component of other income and expense. As of March 31, 2018, the fair value of the warrant was $603 and the $83 increase in fair value during the first three months of 2018 was recorded as a component of other income and expense.

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

The weighted average exercise price of the outstanding warrants for the consultant and placement agent as of March 31, 2019 and December 31, 2018 was $3.04 as summarized in the table below.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 972,837 shares available for future issuance under the 2018 Plan as of March 31, 2019.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2019, the share reserve was increased by 704,317 shares based on the 17,607,928 common shares outstanding at December 31, 2018. The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. Prior to the IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which might have changed since the date of the most recent contemporaneous valuation through the date of grant. Following the IPO, the Company uses the closing stock price on the date of grant as the exercise price.

On January 1, 2018, the Company issued 54,745 restricted shares of its common stock to each of its four outside directors (218,980 total shares). The restricted shares issued to the outside directors vested 25% at each quarter-end in 2018 and were 100% vested at December 31, 2018.

During the third quarter of 2017, the Company issued 25,000 RSU’s to each of its four outside directors (100,000 total share units). The RSU’s issued to the outside directors vested 25% at each subsequent quarter-end in 2017 and 2018 and were 100% vested at June 30, 2018. The associated 100,000 shares of the Company’s common stock will not be issued until the individual director retires from service from the Company’s board of directors. The Company has not issued any additional RSU’s.

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

For the three months ended March 31, 2019 and 2018, the Company’s total stock-based compensation expense was $345 and $1,050, respectively. Of these amounts, $269 and $1,034 was recorded in general and administrative expenses, respectively, and $76 and $16 was recorded in research and development expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	1,295,000	$1.78	8.3	$5,627
Issued	617,500	7.33
Exercised	(20,000)	0.21
Forfeited/Cancelled	—	—
Options outstanding as of March 31, 2019	1,892,500	$3.61	8.7	$8,315
Options exercisable at March 31, 2019	442,813	$1.25	7.2	$2,988
Options vested and expected to vest at March 31, 2019	1,842,500	$3.67	8.7	$7,984

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the three months ended March 31, 2019 under the BSM were as follows:

March 31, 2019
Expected dividends	—%
Expected volatility	85%
Risk-free interest rate	2.3-2.5%
Expected term	5.8 years
Weighted average fair value	$5.25

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

A summary of activity for the RSAs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of December 31, 2018	312,500
Issued	—
Vested	(187,500)
Forfeited/Cancelled	—
Unvested as of March 31, 2019	125,000

There were no RSAs issued during the three months ended March 31, 2019. The fair value of the RSAs vested during the three months ended March 31, 2019 was $39.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards (continued)

As of March 31, 2019, there was a total of $4,258, $20 and $0 of unrecognized compensation costs related to non-vested stock option awards, RSAs and RSUs, respectively. In the three-month period ended March 31, 2019, there was one stock option exercise for 20,000 shares at an exercise price of $0.21 per share. There were no exercises of stock options during the three months ended March 31, 2018.

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

The weighted average grant date fair value of share awards in 2019 was $2.59 per share. Employees contributed $88 during the three months ended March 31, 2019, which is included in accrued liabilities in the accompanying balance sheet, and the Company recorded an expense of $42 in the three-month period ended March 31, 2019 related to the ESPP offering period that commenced on December 17, 2018.

Note 10 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, warrants and convertible preferred stock at March 31, 2019 and 2018 were 3,310,631 and 9,173,935, respectively and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. The decline in common stock equivalents was primarily due to the automatic conversion of the Company’s Series A preferred stock at the IPO in November 2018. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three months ended March 31, 2019 (unaudited)	Three months ended March 31, 2018 (unaudited)
Net loss	$(7,410)	$(3,018)
Series A Preferred – dividends (accrued and deemed)	—	(706)
Net loss attributable to common stockholders	$(7,410)	$(3,724)
Weighted average common shares outstanding, basic and diluted	17,501,984	3,550,886
Net loss per common share (basic and diluted)	$(0.42)	$(1.05)

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. The Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. The Company would pay Harrow a $50 milestone payment upon patent approval for each product and a royalty fee at a rate of six percent on the net sales of those two products. On December 26, 2017, one of the products had its patent approved and a $50 milestone fee was recognized as R&D expense by the Company in 2017 and paid to Harrow in January 2018. In July 2018, the Company determined the patent-approved product was not viable for its portfolio of product opportunities and Harrow paid the Company $50 to cancel the licensing agreement for the one product and retain the product rights at Harrow.

On May 6, 2019, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Harrow. Pursuant to the Asset Purchase Agreement, the Company sold all of its right, title and interest in CT-100 to Harrow, including any such product that incorporates or utilizes its intellectual property rights (a “Product” or, collectively, “Products”). Pursuant to the Asset Purchase Agreement, Harrow will make certain payments to the Company upon the achievement of certain development and commercial milestones. In addition, Harrow is required to pay the Company a royalty in the low-single digit percentage range worldwide on a country-by-country basis on net sales for a period of the longer of 15 years from the date of the first commercial sale of a product in a particular country or the time that a valid intellectual property claim on such Product remains in force in the applicable country. The Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties.

As part of the early start-up for the Company’s pharmaceutical business, key executives at Harrow received 1,500,000 shares of restricted common stock in the Company for consulting services and certain Harrow managers also received options to purchase 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested 100% after one year on April 30, 2018. The Company recorded stock-based compensation expense of $0 and $775 for the Harrow restricted common stock and $0 and $65 for Harrow stock options, respectively, for the periods ended March 31, 2019 and 2018 as a component of its general and administrative expenses.

Additionally, the Chief Executive Officer of Harrow is a member of the Company’s board of directors.

Chief Executive Officer

The Company’s CEO has a partial interest in several companies that the Company is working with for product development and potential marketing if the products are approved by the FDA as detailed below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company was also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of March 31, 2019 or December 31, 2018.

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties on Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Related Party Transactions (continued)

The Company acquired the exclusive rights to sell the DS-100 product in the United States pursuant to an exclusive development and supply agreement (the “Andersen Agreement”) dated July 9, 2017 between the Company and Andersen Pharma, LLC (“Andersen”), an entity affiliated with the Company’s CEO. The Company also holds an option to purchase the DS-100 product and all related intellectual property and government approvals at a price of one dollar. Pursuant to the Andersen Agreement, Andersen is responsible for obtaining FDA approval at its expense and manufacturing the product for sale to the Company at its cost. The Company is responsible for commercializing the product in the United States at its expense. The Company paid Andersen $750 upon execution of the Andersen Agreement, which was recorded as a component of R&D expense and will pay Andersen $750 upon successful completion of three registration batches of product, $750 upon submission of a New Drug Application (“NDA”) and $750 upon FDA approval. The Company will also pay Andersen 50% of the net profit from the sale of the product. The Andersen Agreement is for an initial term of five years from the first commercial sale of the product, subject to successive two-year renewals unless either party elects to terminate the Andersen Agreement. There were no amounts due under the terms of the Andersen Agreement as of March 31, 2019 or December 31, 2018. The aforementioned option to purchase the product and all related intellectual property and government approvals was considered to represent variable interest in the affiliated entity. The affiliated entity was not considered to be a variable interest entity.

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the Company’s CEO. Pursuant to the Selenix Agreement, the Company paid Selenix $1,500 at signing, which was recorded as a component of R&D expense and paid $1,500 in April 2019 upon submission of an NDA on March 13, 2019 which was accrued and reflected as a component of R&D expense for the three-month period ended March 31, 2019. The Company will pay $1,000 upon FDA approval of the DS-200 product. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. The $1,500 milestone fee related to the March 2019 NDA submission is included in accounts payable in the Company’s balance sheet at March 31, 2019. There were no amounts due under the terms of the Selenix Agreement as of December 31, 2018.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 12 — Leases

Effective January 1, 2019, the Company adopted ASC 842, which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, using the modified retrospective approach. The Company elected to use the package of practicable expedients which allows companies to not reassess the following: (1) the lease classification for any expired or existing leases, (2) the treatment of initial direct costs as they related to existing leases, and (3) whether expired or existing contracts are or contain leases. The Company did not elect the use of the hindsight practical expedient, but did elect to separate lease components from non-lease components related to its office space lease.

Upon adoption of ASC 842, the Company had non-cancellable operating leases for its office and laboratory space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $281 in ROU assets and $272 in operating lease liabilities (the difference of $9 related to existing prepaid rent as of December 31, 2018). The Company has not entered into any other lease arrangements through March 31, 2019.

The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain not to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. For leases already commenced, the lease term was determined to be the remaining months in the lease term as of January 1, 2019, the date of adoption. Lease liabilities and their corresponding right-of-use assets have been recorded based on the present value of the future lease payments over the expected lease term. One of the Company’s lease agreements contains provisions for escalating rent payments over the term of the lease.

The Company’s leases do not contain readily determinable implicit discount rates, and therefore, the Company was required to use its incremental borrowing rate to discount the future lease payments based on information available at lease commencement. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating lease cost as presented in the “Research & Development” and “General and Administrative” captions in the condensed statement of operations was approximately $14 and $23, respectively, for three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $33 for the three months ended March 31, 2019. The ROU asset amortization for the three months ended March 31, 2019 was $29 and is reflected within depreciation and amortization on the Company’s condensed statement of cash flows. As of March 31, 2019, the weighted-average remaining lease term was 2.0 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2019 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$252
Total leased assets		$252
Liabilities
Operating lease liabilities, current	Accrued liabilities	$123
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	119
Total operating lease liabilities		$242

The Company’s lease commitments for its administrative offices in Deer Park, Illinois and its laboratory facility in Lake Zurich, Illinois for 2019 and beyond are as indicated below:

	Total	2019	2020	2021	Thereafter
Undiscounted lease payments	$262	103	140	19	—
Less: Imputed interest	(20)
Total lease liabilities	$242

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 13 — Commitments and Contingencies

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

On January 23, 2019 the Company entered into a Licensing and Supply Agreement (the “Agreement”) with Liqmeds Worldwide Limited (“LMW”) for ET-104 oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company will be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and will pay the licensor $350 upon successful bioequivalence study results, $325 upon the FDA’s acceptance of an NDA for review, $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 are achieved within a calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales. The Agreement is for an initial term of 10 years from the date of the first commercial sale of the product. The Company will retain sole ownership of the NDA after expiration of the Agreement

On February 8, 2019, The Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to ET-202, an injectable product candidate for use in the hospital setting that has been submitted to the FDA for review. Pursuant to the terms of the ET-202 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and will pay $750 upon FDA approval of the product candidate. Upon approval, Sintetica will supply ET-202 to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term from first commercial sale of product.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 13 — Commitments and Contingencies (continued)

On February 8, 2019, The Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ET-203, an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, The Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement and will pay $750 upon FDA approval of the product candidate. Upon approval, Sintetica will supply ET-202 to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product.

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2019 or December 31, 2018.

Note 14 — Subsequent Events

The Company has performed an evaluation of events occurring subsequent to March 31, 2019 through the filing date of this Quarterly Report. Based on its evaluation, nothing other than the events described below need to be disclosed.

The Company previously entered into an Asset Purchase and License Agreement with Harrow on May 9, 2017. Pursuant to that agreement, the Company obtained a non-exclusive license to certain know-how and trade secrets related, but not specific, to its CT-100 product. In addition, the Company licensed back to Harrow a non-exclusive, perpetual, non-transferable and royalty free license to use, manufacture and sell any product incorporating the intellectual property acquired from Harrow, other than products incorporating the synthetic corticotropin. The agreement required the Company to pay Harrow a $50 milestone fee upon a patent issuance for the product and a six percent royalty fee on net sales of the product distributed and marketed by the Company or its licensees at such times as the product is covered by an issued patent, and a three percent royalty at all other times. The agreement also contained customary representations, warranties, covenants and indemnities by the parties.

On May 6, 2019, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Harrow. Pursuant to the Asset Purchase Agreement, the Company sold all of its right, title and interest in CT-100 to Harrow, including any such product that incorporates or utilizes its intellectual property rights (a “Product” or, collectively, “Products”). Pursuant to the Asset Purchase Agreement, Harrow will make certain payments to the Company upon the achievement of certain development and commercial milestones. In addition, Harrow is required to pay the Company a royalty in the low-single digit percentage range worldwide on a country-by-country basis on net sales for a period of the longer of 15 years from the date of the first commercial sale of a product in a particular country or the time that a valid intellectual property claim on such Product remains in force in the applicable country. The Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2019 (the “2018 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2018 10-K.

Overview

We were formed in April 2017 as a specialty pharmaceutical company focused on developing and commercializing innovative pharmaceutical products utilizing the FDA’s 505(b)(2) regulatory pathway. Our business model is to develop proprietary innovative products that fulfill an unmet patient need. Since our formation, we have focused our efforts on the development and testing of our initial product candidates, the submission of NDA’s for our product candidates and preliminary discussions with the FDA concerning the regulatory pathway for certain additional product candidates. To date, we have had limited revenue-producing operations and, under our current plan of business, do not expect to have significant revenues until we have received marketing approval from the FDA for one or more of our product candidates.

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

We believe our product candidates can address situations where patient needs are not being met by current FDA-approved pharmaceutical products. This may include products that are being supplied on an unapproved basis, products that are currently being compounded, and products that are approved and widely used internationally but not approved in the United States. For certain product opportunities competitors may gain approval of competing products in advance of our approval. For example, in April 2019, a competitor received approval of an injectable formulation of DS-300’s active ingredient for our proposed indication. We believe the market opportunities we are pursuing are large enough for multiple competitors to compete profitably.

Results of Operations

We were formed on April 27, 2017. To date, we have generated only limited revenues and do not anticipate generating significant revenues unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

For the three-month periods ended March 31, 2019 and 2018, we incurred $6,465 and $1,274 of research and development expenses (“R&D”), respectively, and $1,589 and $1,690 of general and administrative expenses (“G&A”), respectively. The comparative three-month detail of our R&D expense is listed in the table below. The reduction in administrative expenses was mainly due to lower stock-based compensation expenses partially offset by increased headcount/personnel expenses and public company expenses in the 2019 period. We incurred a net loss of $7,410 and $3,018 for the three-month periods ended March 31, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation expenses, stock-based consulting service fees, legal and professional fees, travel expenses and general office expenses. We anticipate that our G&A expenses will significantly increase to support our business growth and the additional costs associated with being a public company.

Research and Development Expenses

Set forth below is our research and development spending for our current product candidates. We currently have eleven employees that support our overall product development and we also have facility and operating costs for a laboratory that will support product development. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below (amounts are in thousands).

Product candidate	Three months ended March 31, 2019	Three months ended March 31, 2018
DS-200	$1,656	$190
DS-300	559	65
EM-100	96	605
ET-202	2,000	—
ET-203	1,000	—
ET-104	350	—
ET-102	9	65
Other products	158	93
Indirect expenses	637	256
TOTAL	$6,465	$1,274

Cash Flows

The following table sets forth a summary of our cash flows for the periods ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Net cash used in operating activities	$(6,767)	$(1,850)
Cash used in investing activities	(388)	(91)
Cash flows from financing activities	4	—
Change in cash and cash equivalents	$(7,151)	$(1,941)

The increase in cash used in operating activities is primarily a result of higher operating losses due to increased product candidate licensing and development activity combined with the expansion of our overall business operations including additional personnel. Investing activities consists primarily of capital expenditures for setting up our headquarters office and the initial set-up for our laboratory facility. The financing activity was the result of a stock option exercise in January 2019.

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

Revenue Recognition

Prior to 2019, we did not have any revenues. Our revenues of $500 for the three months ended March 31, 2019 resulted from the sale of our EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Bausch paid us an upfront payment of $500 and Bausch is required to pay us commercial milestone payments of up to $2,500 upon the first commercial sale of the EM-100 product. In addition, Bausch is required to pay the us a royalty in the low-double digit percentage range on net sales for a period of 10 years from the date of the first commercial sale of the first single agent EM-100 product in the United States. In the event that any product with the same sole active ingredient as EM-100 is launched in the United States by any person other than Bausch (or its affiliates) during the term of Bausch’s royalty commitment, then the royalty rate will be reduced to a lower specified percentage. In the event that EM-100’s market share in the territory falls below a certain percentage of the target market during the term of Bausch’s royalty commitment, then the royalty rate will be further reduced to a lower specified percentage. The Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties.

We expect to generate future revenues from direct sales of our products in development which will require advance review and approval by the FDA. Additionally, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

We account for contracts with our customers in accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Any amounts received prior to revenue recognition will recorded as deferred revenue. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date will be classified as current portion of deferred revenue in the Company’s consolidated balance sheets. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as long-term deferred revenue, net of current portion.

Milestone Payments – If a commercial contract arrangement includes development and regulatory milestone payments, we will evaluate whether the milestone conditions have been achieved and if it is probable that a significant revenue reversal would not occur before recognizing the associated revenue. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, which are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Significant Financing Component – In determining the transaction price, we will adjust consideration for the effects of the time value of money if the expected period between payment by the licensees and the transfer of the promised goods or services to the licensees will be more than one year.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards.

We estimate the fair value of stock-based option awards to our employees and directors using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2019, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the quarter ended March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 10-K, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in the risk factors included in our 2018 10-K. The risk factors described in our 2018 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement between Eton Pharmaceuticals, Inc. and Bausch Health Ireland Limited (“BIRL”), dated as of February 18, 2019

10.2	Agreement between Eton Pharmaceuticals, Inc. and Sintetica SA, dated as of February 8, 2019

10.3	Agreement between Eton Pharmaceuticals, Inc. and Liqmeds Worldwide Limited, dated as of January 23, 2019

10.4	Agreement between Eton Pharmaceuticals, Inc. and Sintetica SA, dated as of February 8, 2019

10.5	Agreement between Eton Pharmaceuticals, Inc. and Harrow Health Inc., dated as of May 6, 2019

10.6	Agreement between Eton Pharmaceuticals, Inc. and Eyemax LLC, dated as of February 18, 2019

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

May 7, 2019	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

