Form 10-Q
period 2019-06-30
Eton Pharmaceuticals, Inc.
filed 2019-08-06
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, Eton Pharmaceuticals, Inc. had outstanding 17,763,045 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

TABLE OF CONTENTS

Part No	Item No	Description	Page No.

I		FINANCIAL INFORMATION	1

	1	Financial Statements	1

		Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	1

		Unaudited Condensed Statements of Operations for the three and six-month periods ended June 30, 2019 and 2018	2

		Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended June 30, 2019 and 2018	3

		Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the six months ended June 30, 2019 and 2018	4

		Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	3	Quantitative and Qualitative Disclosures About Market Risk	26

	4	Controls and Procedures	26

II		OTHER INFORMATION	27

	1	Legal Proceedings	27

	1A	Risk Factors	27

	2	Unregistered Sales of Equity Securities and Use of Proceeds	27

	3	Defaults Upon Senior Securities	27

	4	Mine Safety Disclosures	27

	5	Other Information	27

	6	Exhibits	27

		Index to Exhibits	28

		Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,947	$26,735
Prepaid expenses & other current assets	1,808	767
Total current assets	16,755	27,502

Property and equipment, net	1,223	773
Operating lease right-of-use assets, net	222	—
Other long-term assets, net	44	52
Total assets	$18,244	$28,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$883	$1,421
Accrued liabilities	576	603
Total current liabilities	1,459	2,024

Operating lease liabilities, net of current portion	86	—

Total liabilities	1,545	2,024

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 17,763,045 and 17,607,928 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	73,208	72,153
Accumulated deficit	(56,527)	(45,868)
Total stockholders’ equity	16,699	26,303

Total liabilities and stockholders’ equity	$18,244	$28,327

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$—	$—	$500	$—

Operating expenses:
Research and development	1,439	1,707	7,904	2,981
General and administrative	1,910	990	3,499	2,680
Total operating expenses	3,349	2,697	11,403	5,661

Loss from operations	(3,349)	(2,697)	(10,903)	(5,661)
Other income (expense):
Interest and other income, net	100	28	244	57
Change in fair value of warrant liability	—	(413)	—	(496)

Loss before income tax expense	(3,249)	(3,082)	(10,659)	(6,100)

Income tax expense	—	—	—	—

Net loss	(3,249)	(3,082)	(10,659)	(6,100)
Accrued dividends on redeemable convertible preferred stock	—	(304)	—	(600)
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	(418)	—	(828)

Net loss attributable to common stockholders	$(3,249)	$(3,804)	$(10,659)	$(7,528)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.79)	$(0.61)	$(1.80)
Weighted average number of common shares outstanding, basic and diluted	17,733	4,786	17,618	4,172

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the three months ended June 30, 2019 and 2018

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2019	—	$—	17,627,928	$18	$72,502	$(53,278)	$19,242

Stock-based compensation	—	—	—	—	505	—	505

Stock option exercises	—	—	70,000	—	73	—	73

Employee stock purchase plan	—	—	23,083	—	128	—	128

Stock warrant exercises	—	—	42,034	—	—	—	—

Net loss	—	—	—	—	—	(3,249)	(3,249)

Balances at June 30, 2019	—	$—	17,763,045	$18	$73,208	$(56,527)	$16,699

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2018	6,685,082	$19,710	6,218,980	$6	$2,809	$(12,363)	$(9,548)

Stock-based compensation	—	—	—	—	416	—	416

Accrued dividends on redeemable convertible preferred stock	—	304	—	—	—	(304)	(304)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	418	—	—	—	(418)	(418)

Net loss	—	—	—	—	—	(3,082)	(3,082)

Balances at June 30, 2018	6,685,082	$20,432	6,218,980	$6	$3,225	$(16,167)	$(12,936)

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the six months ended June 30, 2019 and 2018

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	—	—	850	—	850

Stock option exercises	—	—	90,000	—	77	—	77

Employee stock purchase plan	—	—	23,083	—	128	—	128

Stock warrant exercises	—	—	42,034	—	—	—	—

Net loss	—	—	—	—	—	(10,659)	(10,659)

Balances at June 30, 2019	—	$—	17,763,045	$18	$73,208	$(56,527)	$16,699

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	6,685,082	$19,004	6,000,000	$6	$1,759	$(8,639)	$(6,874)

Stock-based compensation	—	—	218,980	—	1,466	—	1,466

Accrued dividends on redeemable convertible preferred stock	—	600	—	—	—	(600)	(600)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	828	—	—	—	(828)	(828)

Net loss	—	—	—	—	—	(6,100)	(6,100)

Balances at June 30, 2018	6,685,082	$20,432	6,218,980	$6	$3,225	$(16,167)	$(12,936)

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash flows from operating activities
Net loss	$(10,659)	$(6,100)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	850	1,466
Depreciation and amortization	178	23
Change in fair value of warrant liability	—	496
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,052)	(304)
Accounts payable	(69)	329
Accrued liabilities	(211)	12
Net cash used in operating activities	(10,963)	(4,078)

Cash used in investing activities
Purchases of property and equipment	(1,030)	(132)

Cash flows from financing activities
Proceeds from employee stock purchase plan and stock option exercises	205	—
Net cash provided by financing activities	205	—

Change in cash and cash equivalents	(11,788)	(4,210)
Cash and cash equivalents at beginning of period	26,735	13,156
Cash and cash equivalents at end of period	$14,947	$8,946

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$—	$600
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	$—	$828

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

 Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware corporation on April 27, 2017 and was initially set up as a wholly owned subsidiary of Harrow Health, Inc. or “Harrow” (fka Imprimis Pharmaceuticals, Inc.)

Eton raised $20,055 in start-up capital through the sale of its Series A redeemable convertible preferred stock (“Series A Preferred”) in June 2017, and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. Eton is a specialty pharmaceutical company focused on developing and commercializing prescription drug products utilizing the U.S. Food and Drug Administration’s (the “FDA”) 505(b)(2) regulatory pathway. The Company’s business model is to develop proprietary innovative product candidates that offer commercial and/or functional advantages to currently available alternatives.

In November 2018, the Company completed an initial public offering (the “IPO”), selling 4,140,000 shares of its common stock at an offering price of $6.00 per share, including the underwriter’s exercise in full of its option to purchase additional shares. The Company received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses.

Note 2 — Liquidity Considerations

As of June 30, 2019, the Company had an accumulated deficit of $56,527 and for the six months ended June 30, 2019, the Company had net cash used in operating activities of $10,963.

To date, the Company has generated limited revenues and does not anticipate generating significant revenues unless and until it successfully completes development and obtains regulatory approval for one or more of its product candidates. The Company has incurred negative cash flows from operating activities since its inception in 2017. The Company currently believes its existing cash and cash equivalents of $14,947 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is delayed in completing its product development and obtaining regulatory approval for its product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the periods ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six-month periods ended June 30, 2019 and 2018 are also unaudited. The results for the six-month period ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

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

Classification and Accretion of Redeemable Convertible Preferred Stock

Prior to the Company’s IPO in November 2018, the Company had classified the Series A Preferred outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. The carrying value of the Series A Preferred was accreted to its redemption value from the date of issuance through November 15, 2018, the date of the IPO. In conjunction with the IPO, the Series A Preferred, including accrued and unpaid dividends, automatically converted to shares of the Company’s common stock (see Note 6).

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Revenue Recognition for Contracts with Customers

The Company intends to generate its future revenues from direct sales of its products in development which typically require advance review and approval by the FDA. Additionally, the Company anticipates it will receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses whether these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

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

Significant Financing Component – In determining the transaction price, the Company will adjust consideration for the effects of the time value of money if the expected period between payment by the licensees and the transfer of the promised goods or services to the licensees will be more than one year.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants, outstanding during the period. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for the three-month or six-month periods ended June 30, 2019 or 2018 as the Company reported a net loss for these periods and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive (see Note 10).

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation — Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. The Company estimates the fair value of stock-based option awards using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with a limited weighting included for the Company’s own volatility subsequent to its IPO, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

Prior to the IPO, the fair value of the shares of the Company’s common stock underlying its stock-based awards was determined by its board of directors, with input from management. Because there had been no public market for the Company’s common stock prior to the IPO, the board of directors had determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of its common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of its convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the capital stock, and general and industry-specific economic outlook. Since the IPO in November 2018, the Company has used the closing stock price on the date of grant for the fair value of the common stock.

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

Impact of New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842) – Leases (“ASC 842”), which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements for substantially all leases with terms more than twelve months to be recognized as assets and liabilities on the balance sheet. Recognition, measurement and presentation of expenses depends upon classification as a finance or operating lease. The Company adopted ASC 842 effective January 1, 2019 utilizing the modified retrospective approach such that prior year financial statements were not recast under the new standard. The adoption of ASU 2016-02 did not have a material effect on the Company’s financial condition from the recognition of the lease rights and obligations as assets and liabilities or its results of operations and cash flows. See Note 12 for additional information regarding the new standard and its impact on the Company’s financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 4 — Revenues

Prior to 2019, the Company did not have any revenues. The Company’s revenues of $500 for the six months ended June 30, 2019 resulted from the sale of its EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Bausch paid the Company an upfront payment of $500 and Bausch is required to pay the Company commercial milestone payments of up to $2,500 upon the first commercial sale of the EM-100 product. In addition, Bausch is required to pay the Company a royalty on net sales for a period of 10 years from the date of the first commercial sale of the EM-100 product in the United States.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Computer hardware and software	$170	$93
Furniture and fixtures	115	98
Equipment	964	99
Leasehold improvements	147	53
Construction in progress	—	492
	1,396	835
Less: accumulated depreciation	(173)	(62)
Property and equipment, net	$1,223	$773

Depreciation expense for the six-month periods ended June 30, 2019 and 2018 was $111 and $18, respectively.

Note 6 — Redeemable Convertible Preferred Stock — Series A

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock as per its Amended and Restated Certificate of Incorporation. In June 2017, the Company issued 6,685,082 shares of Series A Preferred at a price of $3.00 per share, and all shares remained outstanding until the Company’s IPO in November 2018. The gross proceeds were $20,055 from the Series A Preferred stock offering. The Series A Preferred shares, including accrued and unpaid dividends, automatically converted to the Company’s common shares at the date of the IPO.

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

The Series A Preferred automatically converted to common stock upon completion of the IPO in November 2018. The conversion share calculation was based on the $3.00 initial issue price for the Series A Preferred plus accrued and unpaid dividends, and automatically converted into shares of the Company’s common stock using a stated divisor conversion price equal to 50% of the IPO price to the public which was $6.00 per share. In accordance with relevant accounting literature, since the terms of the conversion option did not permit the Company to compute the additional number of shares that it would need to issue upon conversion of the Series A Preferred when the contingent event occurred, the Company recorded the beneficial conversion amount of $21,747 as a deemed dividend at the date of the IPO in November 2018.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 7 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock as per its Amended and Restated Certificate of Incorporation. During the six months ended June 30, 2019, the Company issued 90,000 shares of its common stock for stock option exercises, 23,083 shares for awards under its Employee Stock Purchase Plan (see Note 9) and 42,034 shares for the exercise of stock warrants.

Note 8 — Common Stock Warrants

In May 2017, the Company issued a warrant to purchase 600,000 shares of its common stock to consultants for business strategy and intellectual property advisory services. The warrant vested at issuance in May 2017 and has a $0.01 exercise price per warrant share and expires five years from the date of issuance.

In conjunction with the closing of the Series A Preferred offering in June 2017 (see Note 6), the Company issued a warrant to purchase 649,409 shares of its common stock to the placement agent at an exercise price of $3.00 per share, provided, however, upon the conversion of the Series A Preferred to common stock, the warrant adjusted to entitle the holder to purchase shares of common stock equal to 10.0% of the shares of common stock issuable upon conversion of the Series A Preferred (excluding 191,000 shares of Series A Preferred that were purchased by insiders) and the exercise price would adjust to the conversion price of the Series A Preferred. This warrant vested at issuance in June 2017. The Company used the BSM to value the warrant and the fair value at the date of issuance was $479. The fair value assumptions included an expected term of five years, expected volatility of 85%, a risk-free interest rate of 2.9% and estimate of the conversion rate.

These warrants were classified as warrant liability on the Company’s balance sheets prior to the IPO in November 2018 as the number of shares of common stock issuable upon the exercise of this warrant was not fixed as it could vary by a factor of 1.000 to 1.333 shares of common stock per warrant share in accordance with the IPO price, and the Company had considered the warrant to be a derivative instrument. The $479 amount was recorded as a component of the issuance costs for the Series A Preferred in June 2017, and subsequent changes in the fair value of this warrant were recorded as a component of other income and expense. As of June 30, 2018, the fair value of the warrant was $1,016 and the $496 increase in fair value during the six months ended June 30, 2018 was recorded as a component of other income and expense. For the three months ended June 30, 2018, the $413 increase in fair value for the warrants was recorded as a component of other income and expense.

In connection with the IPO, the number of shares issuable upon the exercise of these warrants became fixed at 704,184 shares which eliminated the fair value adjustment after that date. At the IPO date, the warrant liability was reclassified to additional paid-in-capital. In June 2019, 67,734 of these warrant shares were exercised on a cashless basis which resulted in the Company issuing 42,034 shares of its common stock.

During November 2018, in connection with the IPO, the Company issued warrants for 414,000 shares of its common stock to the placement agent at an exercise price of $7.50 per share.

The outstanding warrants are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants - Series A Preferred	636,450	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
Total	1,650,450	$3.04 (Avg)

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”) their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 872,837 shares available for future issuance under the 2018 Plan as of June 30, 2019.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2019, the share reserve was increased by 704,317 shares based on the 17,607,928 shares of common stock outstanding at December 31, 2018. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. Prior to the IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which might have changed since the date of the most recent contemporaneous valuation through the date of grant. Following the IPO, the Company uses the closing stock price on the date of grant as the exercise price.

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

To date, all stock options issued have been non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life, except for options to purchase 50,000 shares of the Company’s common stock granted to product consultants that expire within five years if the Company is not able to file certain product submissions to the FDA prior to the five-year expiration date. Furthermore, these option awards to the Company’s product consultants do not vest unless certain product submissions are made to the FDA, and accordingly, the Company has not recorded any expense for these contingently vesting option awards to its product consultants.

For the three months ended June 30, 2019 and 2018, the Company’s total stock-based compensation expense was $505 and $416, respectively. Of these amounts, $421 and $400 was recorded in general and administrative expenses, respectively, and $84 and $16 was recorded in research and development expenses, respectively.

For the six months ended June 30, 2019 and 2018, the Company’s total stock-based compensation expense was $850 and $1,466, respectively. Of these amounts, $690 and $1,434 was recorded in general and administrative expenses, respectively, and $160 and $32 was recorded in research and development expenses, respectively.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	1,295,000	$1.78	8.3	$5,627
Issued	717,500	7.44
Exercised	(90,000)	0.86
Forfeited/Cancelled	—	—
Options outstanding as of June 30, 2019	1,922,500	$3.94	8.6	$7,646
Options exercisable at June 30, 2019	505,417	$1.82	7.5	$3,075
Options vested and expected to vest at June 30, 2019	1,872,500	$4.00	8.7	$7,320

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the six months ended June 30, 2019 under the BSM were as follows:

June 30, 2019
Expected dividends	—%
Expected volatility	90%
Risk-free interest rate	1.9-2.5%
Expected term	5.6 – 6.3 years
Weighted average fair value	$5.54

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of options granted to non-employees equals the contractual life of the options.

Expected Volatility — Due to the Company’s limited operating history and a lack of Company-specific historical and implied volatility data, the Company had based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. During 2019, the Company has continued this methodology plus given some limited weighting to its own volatility in the periods subsequent to its November 2018 IPO. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards (continued)

Fair Value of Common Stock — Prior to the Company’s IPO in November 2018, the fair value of the shares of common stock underlying the stock-based awards was determined by the board of directors, with input from management. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of the Company’s common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s Series A Preferred to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. The board of directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of common stock underlying those options on the date of grant. Following the IPO, the Company uses the closing stock price on the date of grant for the fair value of the common stock.

A summary of activity for the RSAs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of December 31, 2018	312,500
Issued	—
Vested	(312,500)
Forfeited/Cancelled	—
Unvested as of June 30, 2019	—

There were no RSAs issued during the six months ended June 30, 2019. The fair value of the RSAs vested during the six months ended June 30, 2019 was $66.

As of June 30, 2019, there was a total of $4,536, $0 and $0 of unrecognized compensation costs related to non-vested stock option awards, RSAs and RSUs, respectively. In the six-month period ended June 30, 2019, there were four stock option exercises for a total of 90,000 shares at an average exercise price of $0.86 per share with an intrinsic value of $599. There were no exercises of stock options during the six months ended June 30, 2018.

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

The initial offering of the ESPP began on December 17, 2018 and will end on December 10, 2019, unless terminated earlier pursuant to the ESPP. The initial offering consists of two purchase periods, with the first purchase period ending on June 10, 2019 and the second purchase period ending on December 10, 2019. The terms of the ESPP permit employees of the Company to use payroll deductions to purchase stock at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of common stock on the first date of an offering or (2) 85% of the fair market value of a share of common stock on the date of purchase. After the initial offering ends, subsequent twelve-month offering periods will automatically commence over the term of the ESPP on the day that immediately follows the conclusion of the preceding offering, each consisting of two purchase periods approximately six months in duration ending on or around June 10 and December 10 each year.

The weighted average grant date fair value of share awards under the ESPP in the first six months of 2019 was $2.57 per share. Employees contributed $141 via payroll deductions during the six months ended June 30, 2019 and the Company recorded an expense of $75 in the six-month period ended June 30, 2019 related to the ESPP offering period that commenced on December 17, 2018. In June 2019, 23,083 shares of the Company’s common stock were issued under the ESPP at $5.53 per share (85% of the Company’s $6.50 per share closing price of its common stock on December 17, 2018). The Company collected $128 in proceeds from the issuance of these shares. As of June 30, 2019, the accompanying condensed balance sheet includes $21 in accrued liabilities for remaining employee contributions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, warrants and convertible preferred stock at June 30, 2019 and 2018 were 3,460,950 and 9,164,685, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. The decline in common stock equivalents was primarily due to the automatic conversion of the Company’s Series A Preferred at the IPO in November 2018. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three months ended June 30, 2019 (unaudited)	Three months ended June 30, 2018 (unaudited)
Net loss	$(3,249)	$(3,082)
Series A Preferred – dividends (accrued and deemed)	—	(722)
Net loss attributable to common stockholders	$(3,249)	$(3,804)
Weighted average common shares outstanding basic and diluted)	17,733,324	4,785,841
Net loss per common share (basic and diluted)	$(0.18)	$(0.79)

	Six months ended June 30, 2019 (unaudited)	Six months ended June 30, 2018 (unaudited)
Net loss	$(10,659)	$(6,100)
Series A Preferred – dividends (accrued and deemed)	—	(1,428)
Net loss attributable to common stockholders	$(10,659)	$(7,528)
Weighted average common shares outstanding basic and diluted)	17,618,293	4,171,775
Net loss per common share (basic and diluted)	$(0.61)	$(1.80)

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

On May 6, 2019, the Company entered into an Asset Purchase Agreement (the “CT-100 Asset Purchase Agreement”) with Harrow. Pursuant to the CT-100 Asset Purchase Agreement, the Company sold all of its right, title and interest in CT-100 to Harrow, including any such product that incorporates or utilizes its intellectual property rights (a “Product” or, collectively, “Products”). Pursuant to the CT-100 Asset Purchase Agreement, Harrow will make certain payments to the Company upon the achievement of certain development and commercial milestones. In addition, Harrow is required to pay the Company a royalty in the low-single digit percentage range worldwide on a country-by-country basis on net sales for a period of the longer of 15 years from the date of the first commercial sale of a product in a particular country or the time that a valid intellectual property claim on such Product remains in force in the applicable country. The CT-100 Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties.

As part of the early start-up for the Company’s pharmaceutical business, key executives at Harrow received 1,500,000 shares of restricted common stock in the Company for consulting services and certain Harrow managers also received options to purchase 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested 100% after one year on April 30, 2018. The Company recorded stock-based compensation expense of $0 and $970 for the Harrow restricted common stock and $0 and $80 for Harrow stock options, respectively, for the periods ended June 30, 2019 and 2018 as a component of its general and administrative expenses.

Additionally, the Chief Executive Officer of Harrow is a member of the Company’s board of directors.

Chief Executive Officer

The Company’s CEO has a partial interest in several companies that the Company is working with for product development and potential marketing if the products are approved by the FDA as detailed below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company was also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of June 30, 2019 or December 31, 2018.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Related Party Transactions (continued)

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties on Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company. There were no amounts due under the terms of the Amended Agreement as of June 30, 2019 or December 31, 2018.

The Company acquired the exclusive rights to sell the DS-100 product in the United States pursuant to an exclusive development and supply agreement (the “Andersen Agreement”) dated July 9, 2017 between the Company and Andersen Pharma, LLC (“Andersen”), an entity affiliated with the Company’s CEO. The Company also holds an option to purchase the DS-100 product and all related intellectual property and government approvals at a price of one dollar. Pursuant to the Andersen Agreement, Andersen is responsible for obtaining FDA approval at its expense and manufacturing the product for sale to the Company at its cost. The Company is responsible for commercializing the product in the United States at its expense. The Company paid Andersen $750 upon execution of the Andersen Agreement, which was recorded as a component of R&D expense and will pay Andersen $750 upon successful completion of three registration batches of product, $750 upon submission of a New Drug Application (“NDA”) and $750 upon FDA approval. The Company will also pay Andersen 50% of the net profit from the sale of the product. The Andersen Agreement is for an initial term of five years from the first commercial sale of the product, subject to successive two-year renewals unless either party elects to terminate the Andersen Agreement. There were no amounts due under the terms of the Andersen Agreement as of June 30, 2019 or December 31, 2018. The aforementioned option to purchase the product and all related intellectual property and government approvals was considered to represent variable interest in the affiliated entity. The affiliated entity was not considered to be a variable interest entity.

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the Company’s CEO. Pursuant to the Selenix Agreement, the Company paid Selenix $1,500 at signing, which was recorded as a component of R&D expense and paid $1,500 in April 2019 upon submission of an NDA on March 13, 2019 which was reflected as a component of R&D expense for the six-month period ended June 30, 2019. The Company will pay $1,000 upon FDA approval of the DS-200 product. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. There were no amounts due under the terms of the Selenix Agreement as of June 30, 2019 or December 31, 2018.

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

Upon adoption of ASC 842, the Company had non-cancellable operating leases for its office and laboratory space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $281 in ROU assets and $272 in operating lease liabilities (the difference of $9 related to existing prepaid rent as of December 31, 2018). The Company has not entered into any other lease arrangements through June 30, 2019.

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

The Company’s leases do not contain readily determinable implicit discount rates, and therefore, the Company was required to use its incremental borrowing rate of 7.8% to discount the future lease payments based on information available at lease commencement. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $14 and $20, respectively, for the three months ended June 30, 2019 and $28 and $43, respectively, for six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $59 for the six months ended June 30, 2019. The ROU asset amortization for the three month and six month periods ended June 30, 2019 was $30 and $59, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of June 30, 2019, the weighted-average remaining lease term was 1.7 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2019 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$222
Total leased assets		$222
Liabilities
Operating lease liabilities, current	Accrued liabilities	$127
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	86
Total operating lease liabilities		$213

The Company’s lease commitments for its administrative offices in Deer Park, Illinois and its laboratory facility in Lake Zurich, Illinois for 2019 and beyond are as indicated below:

	Total	2019	2020	2021	Thereafter
Undiscounted lease payments	$228	69	140	19	—
Less: Imputed interest	(15)
Total lease liabilities	$213

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

On June 12, 2019, The Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to ET-105, a product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Lamotrigine is currently only approved in tablet formulations. Pursuant to the terms of the ET-105 License Agreement, the Company will be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,000 upon FDA approval of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. Aucta will receive a low double-digit royalty on net sales and will be entitled to receive milestone payments of up to $18,000 based on commercial success of the product, including:

●	$1,000 when net sales exceed $10 million in a calendar year
●	$2,000 when net sales exceed $20 million in a calendar year
●	$5,000 when net sales exceed $50 million in a calendar year
●	$10,000 when net sales exceed $100 million in a calendar year

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2019 or December 31, 2018.

Note 14 — Subsequent Events

The Company has performed an evaluation of events occurring subsequent to June 30, 2019 through the filing date of this Quarterly Report. Based on its evaluation, nothing additional is required to be disclosed.

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

Overview

We were formed in April 2017 as a specialty pharmaceutical company focused on developing and commercializing innovative pharmaceutical products that fulfill an unmet patient need. Since our formation, we have focused our efforts on the development and testing of our initial product candidates, the submission of NDA’s for our product candidates and preliminary discussions with the FDA concerning the regulatory pathway for certain additional product candidates. To date, we have had limited revenue-producing operations and, under our current plan of business, do not expect to have significant revenues until we have received marketing approval from the FDA for one or more of our product candidates.

We have established a diversified pipeline of product candidates in various stages of development, four of which have been submitted to the FDA for review. We intend to focus on product candidates that are liquid in formulation, including injectables, oral liquids and ophthalmics, and will typically qualify under the FDA’s 505(b)(2) regulatory pathway.

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

We believe our product candidates can address situations where patient needs are not being met by current FDA-approved pharmaceutical products. This may include products that are currently being compounded, and products that are approved and widely used internationally but not approved in the United States. For certain product opportunities competitors may gain approval of competing products in advance of our approval. We believe the market opportunities we are pursuing are large enough for multiple competitors to compete profitably.

Results of Operations

We were formed on April 27, 2017. To date, we have generated only limited revenues and do not anticipate generating significant revenues unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. (Note: Dollar amounts are listed in thousands below).

Research and Development Expenses

For the three-month periods ended June 30, 2019 and 2018, we incurred $1,439 and $1,707 of research and development expenses (“R&D”), respectively. The comparative three-month detail of our R&D expense is listed in the table below with lower testing and test batch expenses for DS-300 and lower clinical study expenses for EM-100 being offset by higher indirect expenses for new personnel and operating costs associated with our new laboratory facility and additional product development staff.

For the six-month periods ended June 30, 2019 and 2018, we incurred $7,904 and $2,981 of R&D, respectively. The comparative six-month detail of our R&D expense is listed in the table below with $3,350 in milestone signing fees for ET-202, ET-203 and ET-104 along with a $1,500 DS-200 milestone fee in 2019 being o nly partial offset by lower clinical study expenses for EM-100. In addition, the indirect expenses for 2019 were $889 higher due to new personnel and operating costs associated with our new laboratory facility and additional product development staff.

Set forth in the table below is our research and development spending for our current product candidates for the three and six-month periods ended June 30, 2019 and 2018. We currently have eleven employees that support our overall product development and we also have facility and operating costs for a laboratory that will support product development. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
DS-200	$168	$205	$1,824	$395
DS-300	209	819	768	884
EM-100	4	373	100	978
ET-202	30	—	2,030	—
ET-203	—	—	1,000	—
ET-104	45	—	395	—
Other products	216	51	383	209
Indirect expenses	767	259	1,404	515
TOTAL	$1,439	$1,707	$7,904	$2,981

General and Administrative Expenses

General and administrative expenses (“G&A”) consist primarily of employee compensation expenses, stock-based consulting service fees, legal and professional fees, product marketing planning and studies expenses, distribution set-up expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended June 30, 2019 and 2018, we incurred $1,910 and $990, respectively, of G&A. The increase in G&A was mainly due to increased headcount/personnel expenses and public company expenses as well as initial product marketing planning and study expenses along with set-up expenses for product distribution incurred in the 2019 period.

For the six-month periods ended June 30, 2019 and 2018, we incurred $3,499 and $2,680, respectively, of G&A. The increase in G&A was mainly due to increased headcount/personnel expenses and public company expenses as well as initial product marketing planning and study expenses along with set-up expenses for product distribution incurred in the 2019 period which were only partially offset by lower stock-based consulting service fees.

We anticipate that our G&A expenses will increase to support our business growth and the additional costs associated with being a public company.

The three-month and six-month periods ended June 30, 2018 also included charges of $413 and $496, respectively, in other expense to recognize the increase in the fair value of warrants issued that were associated with our initial June 2017 Series A Preferred financing.

We incurred a net loss of $3,249 and $3,082 for the three-month periods ended June 30, 2019 and 2018, respectively. We incurred a net loss of $10,659 and $6,100 for the six-month periods ended June 30, 2019 and 2018, respectively.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2019 and 2018:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Net cash used in operating activities	$(10,963)	$(4,078)
Cash used in investing activities	(1,030)	(132)
Cash flows from financing activities	205	—
Change in cash and cash equivalents	$(11,788)	$(4,210)

The increase in cash used in operating activities is primarily a result of higher operating losses due to increased product candidate licensing and development activity along with higher personnel and operating expenses for our new laboratory combined with the expansion of our overall business operations including additional administrative personnel to support our initial marketing/sales development activities. Investing activities consist primarily of capital expenditures for setting up our new laboratory facility. The financing activity was the result of ESPP stock purchases and stock option exercises in 2019.

Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements included herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Prior to 2019, we did not have any revenues. Our revenues of $500 for the six months ended June 30, 2019 resulted from the sale of our EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Bausch paid us an upfront payment of $500 and Bausch is required to pay us commercial milestone payments of up to $2,500 upon the first commercial sale of the EM-100 product. In addition, Bausch is required to pay the us a royalty on net sales for a period of 10 years from the date of the first commercial sale of the first single agent EM-100 product in the United States.

We expect to generate future revenues from direct sales of our products in development which will typically require advance review and approval by the FDA. Additionally, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

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

We estimate the fair value of stock-based option awards to our employees and directors using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with limited weighting for our volatility experience from the date of our IPO in November 2018, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

Research and Development Expenses

R&D expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits and stock-based compensation, laboratory operating costs and other expenses to support our R&D operations. External contracted services include product development efforts including certain product licensor milestone payments, clinical trial activities, manufacturing and control-related activities and regulatory costs. R&D expenses are charged to operations as incurred. We review and accrue R&D expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of each project. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2019, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the six-month period ended June 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

August 6, 2019	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

