Form 10-Q
period 2019-09-30
Eton Pharmaceuticals, Inc.
filed 2019-11-14
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State of incorporation)	(I.R.S. Employer Identification Number)

21925 W. Field Parkway, Suite 235

Deer Park, Illinois 60010-7208

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (847) 787-7361

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.001 par value per share	ETON	Nasdaq Global Market

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

As of October 31, 2019, Eton Pharmaceuticals, Inc. had outstanding 17,807,167 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

TABLE OF CONTENTS

Part No	Item No	Description	Page No.

I		FINANCIAL INFORMATION	1

	1	Financial Statements	1

		Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

		Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018	2

		Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended September 30, 2019 and 2018	3

		Unaudited Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2019 and 2018	4

		Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5

		Notes to Condensed Financial Statements	6

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	3	Quantitative and Qualitative Disclosures About Market Risk	26

	4	Controls and Procedures	26

II		OTHER INFORMATION	27

	1	Legal Proceedings	27

	1A	Risk Factors	27

	2	Unregistered Sales of Equity Securities and Use of Proceeds	27

	3	Defaults Upon Senior Securities	27

	4	Mine Safety Disclosures	27

	5	Other Information	27

	6	Exhibits	27

		Index to Exhibits	28

		Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,777	$26,735
Prepaid expenses and other current assets	330	767
Total current assets	12,107	27,502

Property and equipment, net	1,169	773
Operating lease right-of-use assets, net	191	—
Other long-term assets, net	40	52
Total assets	$13,507	$28,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$549	$1,421
Accrued liabilities	558	603
Total current liabilities	1,107	2,024

Operating lease liabilities, net of current portion	52	—

Total liabilities	1,159	2,024

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 17,807,167 and 17,607,928 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	18	18
Additional paid-in capital	73,822	72,153
Accumulated deficit	(61,492)	(45,868)
Total stockholders’ equity	12,348	26,303

Total liabilities and stockholders’ equity	$13,507	$28,327

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$—	$—	$500	$—

Operating expenses:
Research and development	3,418	1,544	11,322	4,525
General and administrative	1,624	830	5,123	3,510
Total operating expenses	5,042	2,374	16,445	8,035

Loss from operations	(5,042)	(2,374)	(15,945)	(8,035)
Other income (expense):
Interest and other income, net	77	25	321	82
Change in fair value of warrant liability	—	(561)	—	(1,057)

Loss before income tax expense	(4,965)	(2,910)	(15,624)	(9,010)

Income tax expense	—	—	—	—

Net loss	(4,965)	(2,910)	(15,624)	(9,010)
Accrued dividends on redeemable convertible preferred stock	—	(300)	—	(900)
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	(429)	—	(1,257)

Net loss attributable to common stockholders	$(4,965)	$(3,639)	$(15,624)	$(11,167)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.65)	$(0.88)	$(2.40)
Weighted average number of common shares outstanding, basic and diluted	17,878	5,615	17,706	4,658

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the three months ended September 30, 2019 and 2018

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2019	—	$—	17,763,045	$18	$73,208	$(56,527)	$16,699

Stock-based compensation	—	—	—	—	537	—	537

Stock option exercises	—	—	44,122	—	77	—	77

Net loss	—	—	—	—	—	(4,965)	(4,965)

Balances at September 30, 2019	—	$—	17,807,167	$18	$73,822	$(61,492)	$12,348

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2018	6,685,082	$20,432	6,218,980	$6	$3,225	$(16,167)	$(12,936)

Stock-based compensation	—	—	—	—	165	—	165

Accrued dividends on redeemable convertible preferred stock	—	300	—	—	—	(300)	(300)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	429	—	—	—	(429)	(429)

Net loss	—	—	—	—	—	(2,910)	(2,910)

Balances at September 30, 2018	6,685,082	$21,161	6,218,980	$6	$3,390	$(19,806)	$(16,410)

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2019 and 2018

(in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	—	—	1,387	—	1,387

Stock option exercises	—	—	134,122	—	154	—	154

Employee stock purchase plan	—	—	23,083	—	128	—	128

Stock warrant exercises	—	—	42,034	—	—	—	—

Net loss	—	—	—	—	—	(15,624)	(15,624)

Balances at September 30, 2019	—	$—	17,807,167	$18	$73,822	$(61,492)	$12,348

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	6,685,082	$19,004	6,000,000	$6	$1,759	$(8,639)	$(6,874)

Stock-based compensation	—	—	218,980	—	1,631	—	1,631

Accrued dividends on redeemable convertible preferred stock	—	900	—	—	—	(900)	(900)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	1,257	—	—	—	(1,257)	(1,257)

Net loss	—	—	—	—	—	(9,010)	(9,010)

Balances at September 30, 2018	6,685,082	$21,161	6,218,980	$6	$3,390	$(19,806)	$(16,410)

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash flows from operating activities
Net loss	$(15,624)	$(9,010)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,387	1,631
Depreciation and amortization	299	40
Change in fair value of warrant liability	—	1,057
Changes in operating assets and liabilities:
Prepaid expenses and other assets	426	(493)
Accounts payable	(403)	254
Accrued liabilities	(263)	150
Net cash used in operating activities	(14,178)	(6,371)

Cash used in investing activities
Purchases of property and equipment	(1,062)	(182)

Cash flows from financing activities
Proceeds from employee stock purchase plan and stock option exercises	282	—
Net cash provided by financing activities	282	—

Change in cash and cash equivalents	(14,958)	(6,553)
Cash and cash equivalents at beginning of period	26,735	13,156
Cash and cash equivalents at end of period	$11,777	$6,603

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$—	$900
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	$—	$1,257

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

Note 2 — Liquidity Considerations

As of September 30, 2019, the Company had an accumulated deficit of $61,492 and for the nine months ended September 30, 2019, the Company had net cash used in operating activities of $14,178.

To date, the Company has generated limited revenues and has incurred negative cash flows from operating activities since its inception in 2017. The Company received its first product approval from the FDA, Biorphen®, in October 2019, and currently believes its future revenues and its existing cash and cash equivalents of $11,777 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including expected sales for Biorphen and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the sale of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is delayed in completing its product development and obtaining regulatory approval for its product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the periods ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine-month periods ended September 30, 2019 and 2018 are also unaudited. The results for the nine-month period ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

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

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Revenue Recognition for Contracts with Customers

The Company intends to generate its future revenues from direct sales of its products, many of which are in development. In addition, the Company anticipates it will receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Any amounts received prior to revenue recognition will be recorded as deferred revenue. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date will be classified as current portion of deferred revenue in the Company’s balance sheets. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as long-term deferred revenue, net of current portion.

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

Upfront payments and milestone payments made for the licensing of technology on products which are not yet approved by the FDA are expensed as R&D in the period in which they are incurred. Milestone payments for FDA-approved products are capitalized and amortized over the expected economic life of the product. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and are expensed as the related goods are delivered or the services are performed.

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants, outstanding during the period. Common stock equivalents are excluded from the computation where their inclusion would be anti-dilutive. No such adjustments were made for the three-month or nine-month periods ended September 30, 2019 or 2018 as the Company reported a net loss for these periods and including the effects of common stock equivalents in the diluted EPS calculation would have been antidilutive (see Note 10).

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

Prior to the IPO, the fair value of the shares of the Company’s common stock underlying its stock-based awards was determined by its board of directors, with input from management. Because there had been no public market for the Company’s common stock prior to the IPO, the board of directors had determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of its common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of its Series A Preferred to unrelated third parties, operating and financial performance, the lack of liquidity of the capital stock, and general and industry-specific economic outlook. Since the IPO in November 2018, the Company has used the closing common stock price on the date of grant for the fair value of the common stock.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 4 — Revenues

Prior to 2019, the Company did not have any revenues. The Company’s revenues of $500 for the nine months ended September 30, 2019 resulted from the sale of its EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Bausch paid the Company an upfront payment of $500 and Bausch is required to pay the Company a milestone payment of $1,500 upon the first commercial sale of the EM-100 product. In addition, Bausch is required to pay the Company a royalty on net sales for a period of ten years from the date of the first commercial sale of the EM-100 product in the United States.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Computer hardware and software	$170	$93
Furniture and fixtures	115	98
Equipment	993	99
Leasehold improvements	147	53
Construction in progress	3	492
	1,428	835
Less: accumulated depreciation	(259)	(62)
Property and equipment, net	$1,169	$773

Depreciation expense for the nine-month periods ended September 30, 2019 and 2018 was $197 and $33, respectively.

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

Note 7 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock as per its Amended and Restated Certificate of Incorporation. During the nine months ended September 30, 2019, the Company issued 134,122 shares of its common stock for stock option exercises, 23,083 shares for awards under its Employee Stock Purchase Plan (see Note 9) and 42,034 shares for the exercise of stock warrants.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Common Stock Warrants

In May 2017, the Company issued a warrant to purchase 600,000 shares of its common stock to consultants for business strategy and intellectual property advisory services. The warrant vested at issuance in May 2017, has a $0.01 exercise price per warrant share and expires five years from the date of issuance.

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

These warrants were classified as warrant liability on the Company’s balance sheets prior to the IPO in November 2018 as the number of shares of common stock issuable upon the exercise of this warrant was not fixed as it could vary by a factor of 1.000 to 1.333 shares of common stock per warrant share in accordance with the IPO price, and the Company had considered the warrant to be a derivative instrument. The $479 amount was recorded as a component of the issuance costs for the Series A Preferred in June 2017, and subsequent changes in the fair value of this warrant were recorded as a component of other income and expense. As of September 30, 2018, the fair value of the warrant was $1,577 and the $1,057 increase in fair value during the nine months ended September 30, 2018 was recorded as a component of other income and expense. For the three months ended September 30, 2018, the $561 increase in fair value for the warrants was recorded as a component of other income and expense.

In connection with the IPO, the number of shares of common stock issuable upon the exercise of these warrants became fixed at 704,184 shares which eliminated the fair value adjustment after that date. At the IPO date, the warrant liability was reclassified to additional paid-in-capital. In June 2019, 67,737 of these warrant shares were exercised on a cashless basis which resulted in the Company issuing 42,034 shares of its common stock.

During November 2018, in connection with the IPO, the Company issued warrants for 414,000 shares of its common stock to the placement agent at an exercise price of $7.50 per share.

The outstanding warrants are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants - Series A Preferred	636,447	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
Total	1,650,447	$3.04 (Avg)

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”) for their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 872,837 shares available for future issuance under the 2018 Plan as of September 30, 2019.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares of common stock outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2019, the share reserve was increased by 704,317 shares based on the 17,607,928 shares of common stock outstanding at December 31, 2018. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. Prior to the IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which might have changed since the date of the most recent contemporaneous valuation through the date of grant. Following the IPO, the Company has used the closing stock price on the date of grant as the exercise price.

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

For the three months ended September 30, 2019 and 2018, the Company’s total stock-based compensation expense was $537 and $165, respectively. Of these amounts, $460 and $147 was recorded in general and administrative expenses, respectively, and $77 and $18 was recorded in research and development expenses, respectively.

For the nine months ended September 30, 2019 and 2018, the Company’s total stock-based compensation expense was $1,387 and $1,631, respectively. Of these amounts, $1,150 and $1,581 was recorded in general and administrative expenses, respectively, and $237 and $50 was recorded in research and development expenses, respectively.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	1,295,000	$1.78	8.3	$5,627
Issued	717,500	7.44
Exercised	(134,122)	1.15
Forfeited/Cancelled	—	—
Options outstanding as of September 30, 2019	1,878,378	$3.99	8.4	$5,188
Options exercisable at September 30, 2019	643,431	$2.65	7.6	$2,505
Options vested and expected to vest at September 30, 2019	1,828,378	$4.06	8.4	$4,941

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the nine months ended September 30, 2019 under the BSM were as follows:

September 30, 2019
Expected dividends	—%
Expected volatility	90%
Risk-free interest rate	1.9-2.5%
Expected term	5.3 – 6.3 years
Weighted average fair value	$5.54

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally ten years). The expected term of options granted to non-employees equals the contractual life of the options.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Share-Based Payment Awards (continued)

Fair Value of Common Stock — Prior to the Company’s IPO in November 2018, the fair value of the shares of common stock underlying the stock-based awards was determined by the board of directors, with input from management. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of the Company’s common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s Series A Preferred to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. The board of directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of common stock underlying those options on the date of grant. Following the IPO, the Company has used the closing stock price on the date of grant for the fair value of the common stock.

A summary of activity for the RSAs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of December 31, 2018	312,500
Issued	—
Vested	(312,500)
Forfeited/Cancelled	—
Unvested as of September 30, 2019	—

There were no RSAs issued during the nine months ended September 30, 2019. The fair value of the RSAs vested during the nine months ended September 30, 2019 was $66.

As of September 30, 2019, there was a total of $4,017, $0 and $0 of unrecognized compensation costs related to non-vested stock option awards, RSAs and RSUs, respectively. In the nine-month period ended September 30, 2019, stock option exercises totaled 134,122 shares at a weighted average exercise price of $1.15 per share with an intrinsic value of $786. There were no exercises of stock options during the nine months ended September 30, 2018.

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

The weighted average grant date fair value of share awards under the ESPP in the first nine months of 2019 was $2.57 per share. Employees contributed $199 via payroll deductions during the nine months ended September 30, 2019 and the Company recorded an expense of $93 in the nine-month period ended September 30, 2019 related to the ESPP offering period that commenced on December 17, 2018. In June 2019, 23,083 shares of the Company’s common stock were issued under the ESPP at $5.53 per share (85% of the Company’s $6.50 per share closing price of its common stock on December 17, 2018). The Company collected $128 in proceeds from the issuance of these shares. As of September 30, 2019, the accompanying condensed balance sheet includes $79 in accrued liabilities for remaining employee contributions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, warrants and convertible preferred stock at September 30, 2019 and 2018 were 3,573,885 and 9,039,088, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. The decline in common stock equivalents was primarily due to the automatic conversion of the Company’s Series A Preferred at the IPO in November 2018. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three months ended September 30, 2019 (unaudited)	Three months ended September 30, 2018 (unaudited)
Net loss	$(4,965)	$(2,910)
Series A Preferred – dividends (accrued and deemed)	—	(729)
Net loss attributable to common stockholders	$(4,965)	$(3,639)
Weighted average common shares outstanding basic and diluted)	17,878,114	5,614,892
Net loss per common share (basic and diluted)	$(0.28)	$(0.65)

	Nine months ended September 30, 2019 (unaudited)	Nine months ended September 30, 2018 (unaudited)
Net loss	$(15,624)	$(9,010)
Series A Preferred – dividends (accrued and deemed)	—	(2,157)
Net loss attributable to common stockholders	$(15,624)	$(11,167)
Weighted average common shares outstanding basic and diluted)	17,705,852	4,657,900
Net loss per common share (basic and diluted)	$(0.88)	$(2.40)

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. The Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. The Company was obligated to pay Harrow a $50 milestone payment upon patent approval for each product and a royalty fee at a rate of six percent on the net sales of those two products. On December 26, 2017, one of the products had its patent approved and a $50 milestone fee was recognized as R&D expense by the Company in 2017 and paid to Harrow in January 2018. In July 2018, the Company determined the patent-approved product was not viable for its portfolio of product opportunities and Harrow paid the Company $50 to cancel the licensing agreement for the one product and retain the product rights at Harrow.

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

As part of the early start-up for the Company’s pharmaceutical business, key executives at Harrow received 1,500,000 shares of restricted common stock in the Company for consulting services, and certain Harrow managers also received options to purchase 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested 100% after one year on April 30, 2018. The Company recorded stock-based compensation expense of $0 and $970 for the Harrow restricted common stock and $0 and $51 for Harrow stock options, respectively, for the nine-month periods ended September 30, 2019 and 2018 as a component of its general and administrative expenses.

Additionally, the Chief Executive Officer of Harrow is a member of the Company’s board of directors.

Chief Executive Officer

The Company’s CEO has a partial interest in several companies that the Company is working with for product development and potential marketing if the products are approved by the FDA as detailed below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company was also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of September 30, 2019 or December 31, 2018.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Related Party Transactions (continued)

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties on Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company. There were no amounts due under the terms of the Amended Agreement as of September 30, 2019 or December 31, 2018.

The Company acquired the exclusive rights to sell the DS-100 product in the United States pursuant to an exclusive development and supply agreement (the “Andersen Agreement”) dated July 9, 2017 between the Company and Andersen Pharma, LLC (“Andersen”), an entity affiliated with the Company’s CEO. The Company also holds an option to purchase the DS-100 product and all related intellectual property and government approvals at a price of one dollar. Pursuant to the Andersen Agreement, Andersen is responsible for obtaining FDA approval at its expense and manufacturing the product for sale to the Company at its cost. The Company is responsible for commercializing the product in the United States at its expense. The Company paid Andersen $750 upon execution of the Andersen Agreement, which was recorded as a component of R&D expense and will pay Andersen $750 upon successful completion of three registration batches of product, $750 upon submission of a New Drug Application (“NDA”) and $750 upon FDA approval. The Company will also pay Andersen 50% of the net profit from the sale of the product. The Andersen Agreement is for an initial term of five years from the first commercial sale of the product, subject to successive two-year renewals unless either party elects to terminate the Andersen Agreement. There were no amounts due under the terms of the Andersen Agreement as of September 30, 2019 or December 31, 2018. The aforementioned option to purchase the product and all related intellectual property and government approvals was considered to represent variable interest in the affiliated entity. The affiliated entity was not considered to be a variable interest entity.

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the Company’s CEO. Pursuant to the Selenix Agreement, the Company paid Selenix $1,500 at signing, which was recorded as a component of R&D expense and paid $1,500 in April 2019 upon submission of an NDA on March 13, 2019 which was reflected as a component of R&D expense for the nine-month period ended September 30, 2019. The Company will pay $1,000 upon FDA approval of the DS-200 product. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. There were no amounts due under the terms of the Selenix Agreement as of September 30, 2019 or December 31, 2018.

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

Upon adoption of ASC 842, the Company had non-cancellable operating leases for its office and laboratory space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $281 in ROU assets and $272 in operating lease liabilities (the difference of $9 related to existing prepaid rent as of December 31, 2018). The Company has not entered into any other lease arrangements through September 30, 2019.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 12 — Leases (continued)

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

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $13 and $21, respectively, for the three months ended September 30, 2019 and $41 and $64, respectively, for nine months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $90 for the nine months ended September 30, 2019. The ROU asset amortization for the three month and nine-month periods ended September 30, 2019 was $31 and $90, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of September 30, 2019, the weighted-average remaining lease term was 1.5 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2019 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$191
Total leased assets		$191
Liabilities
Operating lease liabilities, current	Accrued liabilities	$130
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	52
Total operating lease liabilities		$182

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois and its laboratory facility in Lake Zurich, Illinois as of September 30, 2019 are as indicated below:

	Total	2019	2020	2021	Thereafter
Undiscounted lease payments	$193	34	140	19	—
Less: Imputed interest	(11)
Total lease liabilities	$182

The Company’s future operating lease payments as of December 31, 2018 were as follows:

Total	2019	2020	2021	Thereafter
$308	$137	$140	$31	$—

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

The Company acquired the exclusive license to develop, manufacture and sell ET-103 in the United States pursuant to an Exclusive License and Supply Agreement dated August 3, 2018 between the Company and Liqmeds Worldwide Limited (“LMW”), an unaffiliated entity. Pursuant to the agreement, the Company will be responsible for, and will own, all regulatory filings and approvals at its expense, provided that it shall have the right to recoup 35% of any regulatory filing fees from the initial profits from the sale of ET-103 and, provided further, the licensor shall be responsible for any bioequivalence study and shall be responsible for 60% of the costs of such study. An affiliate of the licensor shall manufacture the ET-103 and sell it to the Company at its cost. The Company paid the licensor $350 upon execution of the agreement and will pay the licensor $1,500 upon the FDA’s acceptance of an NDA for review, $1,000 upon FDA approval, $1,500 upon issuance of patent covering ET-103 listed in the FDA’s Orange Book and $500 in the event of product sales in excess of $10,000 in any calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales. The license agreement is for an initial term of 10 years from the date of the first commercial sale of the product, subject to two-year renewals unless either party elects to terminate no less than 12 months prior to the then current term. The agreement also contains customary representations, warranties, covenants and indemnities by the parties.

On January 23, 2019 the Company entered into a Licensing and Supply Agreement (the “Agreement”) with LMW for ET-104 oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company will be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and will pay $325 upon the FDA’s acceptance of an NDA for review, $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 are achieved within a calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales. The Agreement is for an initial term of 10 years from the date of the first commercial sale of the product. The Company will retain sole ownership of the NDA after expiration of the Agreement

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and subsequently received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company will be responsible for marketing activities and Sintetica is responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and will pay $750 upon the commencement of commercial product shipments. Sintetica will supply Biorphen to the Company at its direct costs and the Company will retain 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term from the first commercial sale of Biorphen.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 13 — Commitments and Contingencies (continued)

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ET-203, an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement and will pay $750 upon FDA approval and the commercial sale of the product candidate. Upon approval, Sintetica will supply ET-203 to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product.

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to ET-105, a product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company will be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,000 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. Aucta will receive a low double-digit royalty on net sales and will be entitled to receive milestone payments of up to $18,000 based on commercial success of the product, including:

●	$1,000 when net sales exceed $10 million in a calendar year
●	$2,000 when net sales exceed $20 million in a calendar year
●	$5,000 when net sales exceed $50 million in a calendar year
●	$10,000 when net sales exceed $100 million in a calendar year

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2019 or December 31, 2018.

Note 14 — Subsequent Events

On November 13, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provides for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and may borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. Alternatively, the Company can borrow $2,000 upon FDA approval of the EM-100 product candidate and then an additional $3,000 upon FDA approval of another one of its product candidates. The term of the Credit Agreement is five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. In connection with the Credit Agreement, the Company will issue warrants to SWK to purchase common stock of the Company in an amount equal to 6.0% of the principal amounts drawn under the Credit Agreement, utilizing the prior ten-day average closing price of the Company’s common stock as a divisor to calculate the number shares issuable under the warrant. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000 and will pay 4.0% of the loan principal balance after each quarter-end. Borrowings under the Credit Agreement are secured by the Company’s assets. The Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. SWK and the Company will negotiate covenant targets for EBITDA and revenue within 180 days of the date of the Credit Agreement.

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

Overview

We were formed in April 2017 as a specialty pharmaceutical company focused on developing and commercializing innovative pharmaceutical products. We seek to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. We pursue what we perceive to be low-risk candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients.

In October 2019, we received FDA approval for Biorphen® which we will market in the United States. Biorphen (phenylephrine HCl injection) is an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. We acquired U.S marketing rights to Biorphen in February 2019.

We have established a diversified pipeline of product candidates in various stages of development, including multiple candidates that have been submitted to the FDA for review. Our product candidates are primarily focused on two core areas: hospital-based products and pediatric oral liquid products. We believe these candidates can address situations where patient needs are not being met by current FDA-approved products.

Results of Operations

We were formed on April 27, 2017. Through September 2019 we have generated only limited revenues, however we received FDA approval in October 2019 for our Biorphen® product and expect to commence significant revenue-generating activities in late 2019 and beyond. (Note: Dollar amounts are listed in thousands below).

Research and Development Expenses

For the three-month periods ended September 30, 2019 and 2018, we incurred $3,418 and $1,544 of research and development expenses (“R&D”), respectively. The comparative three-month detail of our R&D expense is listed in the table below with milestone spending for ET-105 and higher indirect expenses for new personnel and operating costs associated with our new laboratory facility and additional product development staff being only partially offset by lower testing expenses for DS-200 and lower clinical study expenses for EM-100 and other product candidates.

For the nine-month periods ended September 30, 2019 and 2018, we incurred $11,322 and $4,525 of R&D, respectively. The comparative nine-month detail of our R&D expense is listed in the table below with licensing fees and milestone payments for DS-200, ET-202, ET-203 and ET-104 being only partially offset by lower clinical study expenses for EM-100. In addition, the indirect expenses for 2019 were $1,248 higher due to new personnel and operating costs associated with our new laboratory facility and additional product development staff.

Set forth in the table below is our research and development spending for our current product candidates for the three and nine-month periods ended September 30, 2019 and 2018. We currently have eleven employees that support our overall product development and we also have facility and operating costs for a laboratory that will support product development. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
DS-200	$29	$202	$1,853	$597
DS-300	139	148	907	1,032
EM-100	22	264	122	1,242
ET-202	—	—	2,000	—
ET-203	—	—	1,000	—
ET-104	367	—	762	—
ET-105	2,060	—	2,060	—
Other products	160	648	573	857
Indirect expenses	641	282	2,045	797
TOTAL	$3,418	$1,544	$11,322	$4,525

General and Administrative Expenses

General and administrative expenses (“G&A”) consist primarily of employee compensation expenses, stock-based consulting service fees, legal and professional fees, product marketing expenses, distribution set-up expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended September 30, 2019 and 2018, we incurred $1,624 and $830, respectively, of G&A. The increase in G&A was mainly due to increased headcount/personnel expenses and public company expenses as well as initial product marketing expenses along with set-up expenses for product distribution incurred in the 2019 period.

For the nine-month periods ended September 30, 2019 and 2018, we incurred $5,123 and $3,510, respectively, of G&A. The increase in G&A was mainly due to increased headcount/personnel expenses and public company expenses as well as initial product marketing expenses along with set-up expenses for product distribution incurred in the 2019 period which were only partially offset by lower stock-based consulting service fees. We anticipate that our G&A expenses will increase to support our sales/marketing efforts, general business growth and the additional costs associated with being a public company.

The three-month and nine-month periods ended September 30, 2018 also included charges of $561 and $1,057, respectively, in other expense to recognize the increase in the fair value of warrants issued that were associated with our initial June 2017 Series A Preferred financing.

We incurred a net loss of $4,965 and $2,910 for the three-month periods ended September 30, 2019 and 2018, respectively. We incurred a net loss of $15,624 and $9,010 for the nine-month periods ended September 30, 2019 and 2018, respectively.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net cash used in operating activities	$(14,178)	$(6,371)
Cash used in investing activities	(1,062)	(182)
Cash flows from financing activities	282	—
Change in cash and cash equivalents	$(14,958)	$(6,553)

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

Revenue Recognition

Prior to 2019, we did not have any revenues. Our revenues of $500 for the nine months ended September 30, 2019 resulted from the sale of our EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). We expect to generate future revenues from direct sales of our FDA-approved Biorphen® product as well as products we have in development which will typically require advance review and approval by the FDA. Additionally, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

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

Upfront payments and milestone payments made for the licensing of technology on products which are not yet approved by the FDA are expensed as R&D in the period in which they are incurred. Milestone payments for FDA-approved products are capitalized and amortized over the expected economic life of the product. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and are expensed as the related goods are delivered or the services are performed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2019, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the nine-month period ended September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Exclusive License and Product Development Agreement between Eton Pharmaceuticals, Inc. and Aucta Pharmaceuticals, Inc., effective as of July 30, 2019 (but executed as of June 12, 2019). (Note: Portions of this exhibit have been omitted in accordance with the SEC’s Rules on omission of confidential information)

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

November 14, 2019	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

