Form 10-K
period 2019-12-31
Eton Pharmaceuticals, Inc.
filed 2020-03-05
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO

Commission File Number 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21925 W. Field Parkway, Suite 235 Deer Park, IL	60010-7208
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 787-7361

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ETON	The Nasdaq Global Market

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2019 was approximately $96.6 million.

As of February 28, 2020 the registrant had 17,882,486 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements in this Annual Report and in our other reports with the Securities and Exchange Commission (the “SEC”), for example, may include statements regarding:

●	our future financial and operating results;

●	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

●	the timing and success of our plan of commercialization;

●	our ability to successfully develop and clinically test our product candidates;

●	our ability to submit of our product candidates through the 505(b)(2) regulatory pathway for approval by the U.S. Food and Drug Administration (the “FDA”);

●	our ability to obtain FDA approval for any of our product candidates;

●	our ability to comply with all U.S. and foreign regulations concerning the development, manufacture and sale of our product candidates;

●	the adequacy of the net proceeds from our initial public offering;

●	the effects of market conditions on our stock price and operating results;

●	our ability to maintain, protect and enhance our intellectual property;

●	the effects of increased competition in our market and our ability to compete effectively;

●	costs associated with initiating and defending intellectual property infringement and other claims;

●	the attraction and retention of qualified employees and key personnel;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	future acquisitions of or investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plan,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this report. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock .

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

PART I

Item 1. Business

Overview

We were formed in April 2017 as a specialty pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet patient need. We have successfully built a diversified portfolio of high-value pharmaceutical products, primarily focused on two categories: hospital injectable products and pediatric retail prescription products.

Corporate Strategy

We plan to achieve our goal of becoming an industry leading innovative pharmaceutical company by executing on the commercialization of Biorphen® and continuing to build our product portfolio through internal product development and business development activities. Our business development activities primarily target product opportunities with the following characteristics:

Short Time to Market. We seek out innovative products that are FDA approved, under review with the FDA, or have the potential to be commercialized within 18 months.

Protection from Competition. Product protection typically takes the form of Orange Book listed patents and FDA granted exclusivities, such as orphan drug exclusivity. Protection can also include challenging to replicate formulations, complex manufacturing, or difficult to source active pharmaceutical ingredients.

Low Clinical and Regulatory Risk. We pursue product candidates where we can leverage existing safety and efficacy data to reduce the clinical burden required to receive FDA approval, providing for faster and lower cost product approvals. Typically, our products require only a single Phase 3 trial, a bioequivalence trial, or literature based clinical data for their New Drug Application (“NDA”) submissions.

Low Commercial Risk. We pursue products that we believe can fulfill a proven unmet need. This may include opportunities to bring products to market to address markets that are currently relying on unapproved or compounded products.

Product Portfolio

Our currently disclosed product portfolio includes nine products: one commercial product, three products under review with the FDA, and five candidates in our late-stage pipeline.

Product (Molecule)	Dosage Form	Category	Expected Submission Timing	Reference Product Market Size
Biorphen (Phenylephrine)	Injectable	Hospital	Approved	$45 million+
EM-100 (Ketotifen)	Ophthalmic	OTC**	Submitted	$50 million +
ET-105 (Lamotrigine)	Oral Liquid	Pediatric	Submitted	$700 million +
DS-300	Injectable	Hospital	Submitted	$60 million* +
ET-104	Oral Liquid	Pediatric	2020	$65 million +
ET-103 (Levothyroxine)	Oral Liquid	Pediatric	2020	$2.5 billion +
ET-203	Injectable	Hospital	2020	$70 million +
DS-100	Injectable	Hospital	2020	$100 million* +
ET-101	Oral Liquid	Pediatric	2020	$800 million +

Note: Pipeline only includes product candidates that Eton expects to submit within twelve months.

Reference product market sizes based on IQVIA data unless noted.

*Based on management estimates

**Product will be marketed by Bausch Health

Approved Products

Biorphen (Phenylephrine Hydrochloride Injection). Biorphen is the first and only FDA-approved formulation of ready-to-use phenylephrine injection. Biorphen in indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was approved in October 2019 and launched in December 2019.

We estimate the current market size for ready-to-use phenylephrine to be more than 20 million units of Biorphen annually. Biorphen primarily competes with FDA-approved formulations of concentrated phenylephrine injection, which must be diluted prior to administration to patients, and with unapproved formulations of ready-to-use phenylephrine sold by 503B compounding pharmacies. We acquired U.S. marketing rights to the product from Sintetica SA (“Sintetica”) in February 2019.

Products Under FDA Review:

ET-105 (Lamotrigine for Oral Suspension). ET-105 is our innovative formulation of lamotrigine to be delivered to patients as an oral suspension. The NDA for ET-105 has been submitted to the FDA and is under review for the treatment of partial on-set seizures, primary generalized tonic-clonic seizures, and seizures of Lennox-Gastaut syndrome in patients two year of age and older.

ET-105 is designed to fulfill an unmet need for patients that require precision dosing or have challenges administering oral solid formulations. Due to Lamotrigine’s weight-based dosing calculation and the required titration dosing upon initiation of treatment, we believe there is a significant need for ET-105’s precision dosing. Currently the lowest strength tablet form of lamotrigine that is widely available is a 5mg tablet. ET-105 is designed to allow dosing in increments of 1.0mg.

Lamotrigine is currently only approved in oral solid formulations, for which the U.S. market is currently more than $700 million annually according to IQVIA data. We acquired U.S marketing rights to the product from Aucta Pharmaceuticals in June 2019. Aucta has been issued a patent on ET-105’s innovative formula, which we expect to be listed in the FDA’s Orange Book upon approval. ET-105’s NDA is under review with the FDA. The application has been assigned a Prescription Drug User Fee Act (PDUFA) target action date of March 17, 2020, however, on February 19, 2020 we disclosed that we received an FDA request for changes to the Dosage and Administration section of the product’s Prescribing Information to simplify the dosing information for intended users. The FDA has requested that the company conduct a human factors validation study with the revised labeling to demonstrate that the intended users can prepare and administer the oral suspension safely and effectively. The company expects the study and its final report to be completed and submitted to the FDA in 2020.

EM-100 (Ketotifen Ophthalmic Solution). EM-100 is a preservative-free formulation of ketotifen ophthalmic solution for the treatment allergic conjunctivitis. The product is expected to be the first and only preservative-free ophthalmic product approved for the treatment of allergic conjunctivitis. EM-100’s preservative-free formulation is designed to deliver an improved comfort profile to patients compared to currently available ketotifen ophthalmic products that contain preservatives. EM-100 will be sold via the over-the-counter (OTC) channel. Currently the market for ketotifen ophthalmic products is estimated to be more than $75 million annually based on data from IRI and IQVIA.

We sold the EM-100 product rights to Bausch Health (“Bausch”) in February 2019. Bausch Health will be responsible for commercialization of the product. We are entitled to receive a $1.5 million milestone payment upon launch of the product and will receive a double-digit percentage royalty on the product’s net sales. Bausch received a Complete Response Letter on the product’s application in July 2019 and responded in an amendment submitted in December 2019. The product has been assigned a target action date in August 2020.

DS-300. DS-300 is an injectable product candidate for which we have submitted an Abbreviated New Drug Application “ANDA” to the FDA. We originally submitted DS-300 as an NDA under a Rolling Review, however, due to the approval of a competitor’s NDA containing the same active ingredient, the FDA requested that we resubmit the product as an ANDA. The ANDA was submitted in December 2019 and has been accepted for review by the FDA. We believe we are the first-to-file ANDA and should be entitled to 180 days of exclusivity if the patent is successfully challenged. The FDA has assigned the product’s application a target action date in October 2020, however, expected Paragraph IV challenge litigation will delay final FDA approval beyond that date.

Prior to the approval of the reference product by a third party in 2019, DS-300’s active ingredient was supplied in injectable form as an unapproved product. Based on the IQVIA date for the current market price and historic volumes for the unapproved product, we believe the market size is more than $65 million annually.

Late-Stage Product Candidates

ET-203. ET-203 is an innovative ready-to-use formulation of a molecule that is currently approved in a concentrated formulation that must be diluted prior to administration to patients. Hospitals currently purchase non-FDA approved ready-to-use products from compounding facilities, or manually dilute the products in-house. Our product candidate has been developed in a ready-to-use strength that can be immediately administered to patients, eliminating the need for calculations and additional dilution steps. We believe that, if approved, ET-203 will offer significant benefits to hospitals over the current compounded products, including longer shelf-life, reduction of compounding errors, greater sterility assurance, and more consistent supply. ET-203’s NDA was originally submitted to the FDA in July 2019 and received a refuse-to-file letter. Our development partner, Sintetica, expects to address the FDA’s concerns and resubmit the NDA in 2020.

ET-104. ET-104 is an innovative oral liquid product candidate targeting a neurological indication. ET-104’s active ingredient is approved and marketed in an oral solid formulation, but the active ingredient is not approved by the FDA in liquid form. Currently, patients requiring liquid formulations of the active ingredient are reliant on compounded products or manually crushing tablets to create liquid solutions. ET-104 is expected to address this significant unmet patient need. Our development partner filed a patent application on its unique formula in March 2019. We are currently in discussions with the FDA regarding the application’s pediatric study protocol, and we expect to submit the NDA in 2020. The current market for ET-104’s active ingredient in oral solid form is more than $65 million annually according to IQVIA.

ET-103. ET-103 is a unique oral liquid formulation of levothyroxine for the treatment of hypothyroidism. Currently levothyroxine is delivered primarily in tablet and capsule form and is one of the most frequently prescribed medications in the United States with more than 5.7 billion tablets and $2.6 billion prescribed annually according to IQVIA data. We are currently in discussions with the FDA regarding the products bioequivalence data results to ensure compliance with FDA requirements prior to submission of the NDA. If we receive agreement from the FDA, we expect the product’s NDA to be submitted in the first half of 2020.

DS-100. DS-100 is an injectable product candidate. DS-100’s active ingredient was historically sold in injectable form as an unapproved product, but a third party recently received FDA approval. Eton is pursuing a different indication than the currently approved product. We expect an NDA for DS-100 to be submitted in 2020.

ET-101. Is an innovative oral liquid product candidate targeting a neurological condition. ET-101’s active ingredient is approved and marketed in an oral solid formulation, but the active ingredient is not approved by the FDA in liquid form. Currently, patients requiring liquid formulations of the active ingredient are reliant on compounded products. ET-101 is expected to address this significant unmet patient need. Based on IQVIA data, the U.S. market for ET-101’s active ingredient in oral solid form is more than $800 million annually. We are currently running a bioequivalence study for the product and expect to file the NDA in 2020.

Our late-stage pipeline only includes product candidates that we believe can be submitted to the FDA within twelve-months. For competitive reasons, we typically do not disclose our additional product candidates that are more than twelve months away from NDA submission.

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

Sales and Marketing

We currently commercialize Biorphen with the support of a co-promotion agreement with Xellia Pharmaceuticals. We intend to commercialize most of our products through our internal sales and marketing infrastructure. However, in certain scenarios we may conclude that it is financially or strategically beneficial to out-license, sell, or partner with a third party for commercialization of a product. For example, we sold our EM-100 product candidate to Bausch Health, who has an established presence in the over-the-counter ophthalmic channel, in exchange for milestone payments and future royalty payments based on Bausch’s sales of the product.

Our products primarily fall into two categories for commercialization: Hospital injectables and retail prescription products.

Hospital injectables products are primarily marketed to hospitals and surgical centers and may be purchased by customers through wholesalers and/or arrangements with Group Purchasing Organizations (GPOs). Our first product launch in this category was Biorphen in December 2019, and our additional hospital injectable products include DS-300, ET-203, and DS-100.

In January 2020 we signed a co-promotion agreement with Xellia for the promotion of Biorphen. Under terms of the agreement, Xellia’s US-based hospital sales force will promote Biorphen in certain customer channels in collaboration with Eton, in exchange for a commission based on net sales realized at certain customer accounts. The product will continue to be sold under Eton’s brand name, and Eton has the right to continue promoting the product to all customer accounts. The agreement has a five-year term, but allows Eton to exit under various scenarios, including a change of control, and after 2021 if Biorphen net sales from Xellia designated accounts do not exceed $29.4 million in 2021, or $42.0 million in 2022 and the following years.

Our retail prescription products will be promoted to prescribing physicians, primarily neurologists and endocrinologists. We intend to distribute the products through a network of retail and specialty pharmacies. Our products in this category include ET-105, ET-104, ET-103 and ET-101.

Research and Development

We currently have ten employees that support research and development and have a laboratory facility that supports product development and testing. In addition, we utilize external sources for various product development activities including the resources of our product development partners for certain product candidates and also through the use of contract laboratory services on a fee for service model.

Manufacturing and Suppliers

We rely on third party contract manufacturing organizations (“CMOs”) to manufacture our products. All our manufacturing partners are based in the United States or Europe. We seek to work with CMOs that have a long history of quality and FDA compliance. All products are manufactured in compliance with current Good Manufacturing Processes (“cGMP”), and our internal quality system requires us to enter quality agreements with and audit all of our manufacturers prior to commercializing product. Our choice to rely on external manufacturers significantly reduces the amount of capital invested in our business and allows us the flexibility to pursue a broad range of opportunities beyond the specific capabilities of a single facility.

Licensing Arrangements

Certain products in our portfolio were acquired externally through the licensing or acquisition of existing development products including:

Biorphen. We acquired the exclusive license to market Biorphen in the United States pursuant to an Exclusive License and Supply Agreement dated February 8, 2019 between us and Sintetica. Pursuant to the terms of the agreement, we will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. We paid Sintetica a licensing payment of $2 million upon execution of the agreement and paid an additional $750,000 upon commercial launch of the product. Sintetica supplies product to us at its direct costs. We retain 5% of net sales as a marketing fee. Sintetica receives the first $500,000 of product profits, and all additional profit will be split 50% to us and 50% to Sintetica. The agreement has a 10-year term from first commercial sale of product.

ET-105. On June 12, 2019, we entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to ET-105. Pursuant to the terms of the ET-105 License Agreement, we will be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. We paid Aucta a licensing payment of $2,000,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,000,000 upon FDA approval and the commencement of commercial sales of the product and another $1,000,000 upon issuance of an Orange-book listed patent. Aucta will receive a low double-digit royalty on net sales and will be entitled to receive additional milestone payments of up to $18,000,000 in total based on commercial success of the product, including: $1,000,000 when net sales exceed $10 million in a calendar year; $2,000,000 when net sales exceed $20 million in a calendar year; $5,000,000 when net sales exceed $50 million in a calendar year; and $10,000,000 when net sales exceed $100 million in a calendar year.

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

On February 18, 2019, we entered into an Asset Purchase Agreement with Bausch. Pursuant to the Asset Purchase Agreement, we sold all of our right, title and interest in EM-100 in the United States, including any such product that incorporates or utilizes our intellectual property rights with respect to EM-100. Pursuant to the Asset Purchase Agreement, Bausch paid us an upfront payment of $500,000 and Bausch is required to pay us a milestone payment of $1,500,000 upon the first sale of the product. Bausch is required to pay us a royalty in the low-double digit percentage range on net sales for a period of 10 years from the date of the first commercial sale of the first single agent EM-100 product in the United States. In the event that any product with the same sole active pharmaceutical ingredient (“API”) as EM-100 is launched in the United States by any person other than Bausch (or its affiliates) during the term of Bausch’s royalty commitment, then the royalty rate will be reduced to a lower specified percentage. In the event that EM-100’s market share in the territory falls below a certain percentage of the target market during the term of Bausch’s royalty commitment, then the royalty rate will be further reduced to a lower specified percentage.

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

DS-300. We acquired the exclusive rights to develop, manufacture and sell the DS-300 product in the United States pursuant to a Sales and Marketing Agreement dated November 17, 2017, as amended on August 29, 2018, with an unaffiliated third party. Pursuant to the agreement, the licensor is responsible for obtaining FDA approval, at its expense, and we are responsible for commercializing the product in the United States, at our expense. The agreement has a term of ten years from the date of the first commercial sale of the DS-300, subject to one five-year extension at our option. The licensor may terminate the agreement if we choose not to launch the DS-300, for commercial reasons only, within three months after FDA approval or if during the first calendar year following the first commercial sale of the DS-300 net sales of the product do not exceed $1 million. The agreement also contains customary representations, warranties, covenants and indemnities by the parties. In February 2020, we executed an amendment to the Sales and Marketing Agreement. Under the revised terms, Eton will be responsible for Paragraph IV related litigation and will be entitled to 62.5% of product profit, generally defined as gross profit less certain fees and costs incurred by us.

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

ET-203. We acquired the exclusive license to market ET-203 pursuant to an Exclusive License and Supply Agreement dated February 8, 2019 between us and Sintetica. Pursuant to the terms of the agreement, we will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. We paid Sintetica a licensing payment of $1 million upon execution of the agreement and will pay an additional $750,000 upon FDA approval of the product candidate. Upon approval, Sintetica will supply ET-203 to us at its direct costs. We will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500,000 of product profits. All additional profit will be split 50% to us and 50% to Sintetica. The agreement has a 10-year term from first commercial sale of product. In January of 2020, we amended the agreement as a result of the product’s initial new drug application receiving a refuse to file letter from the FDA, Eton was returned the initial $1 million licensing payment that we paid to Sintetica upon execution of the original agreement. If Sintetica resubmits the product NDA and the FDA accepts it for review, Eton will repay the $1 million licensing fee.

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

Our development partner for ET-105 was granted a patent by the United States Patent and Trademark Office for the product’s unique formulation. We expect the patent to be Orange Book listed after product approval.

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

Clinical trials must be conducted in accordance with the FDA’s good clinical practices (“GCP”) requirements. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. An institutional review board (“IRB”) generally must approve the clinical trial design and patient informed consent at study sites that the IRB oversees and also may halt a study, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group recommends whether or not a trial may move forward at designated check points based on access to certain data from the study. The clinical study sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (“PDUFA”) the FDA’s goal is to complete its initial review and respond to the applicant within ten months of submission, unless the application relates to an unmet medical need, or is for a serious or life-threatening indication, in which case the goal may be within six months of NDA submission. However, the review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA. During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. Data from clinical studies are not always conclusive and the FDA and/or any advisory committee it appoints may interpret data differently than the applicant.

After the FDA evaluates the NDA and inspects manufacturing facilities where the drug product and/or its API will be produced, it will either approve commercial marketing of the drug product with prescribing information for specific indications or issue a complete response letter indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the complete response letter requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and efficacy after approval.

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

Section 505(b)(2) New Drug Applications

We intend to submit applications for certain product candidates via the 505(b)(2) regulatory pathway. As an alternate path for FDA approval of new indications or new formulations of previously approved products, a company may submit a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication.

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

Healthcare Reform.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the Health and Human Services (“HHS”) Office of Inspector General proposed modifications to the U.S. Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

Employees

We currently have 17 full-time employees, ten of whom are engaged in research and development activities and seven of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants.

Corporate and Other Information

We were incorporated under the laws of the state of Delaware in April 2017. We were initially a wholly owned subsidiary of Harrow Health Inc. (“Harrow”) but are no longer a subsidiary of Harrow. Our principal executive offices are located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois, 60010, and our telephone number is (847) 787-7361. Our corporate website address is www.etonpharma.com, to which we regularly post copies of our press releases as well as links to reports we have filed with the SEC, which are available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issues press releases, file reports with the SEC or post certain other information to our website. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K or our other filings with the SEC.

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

We are a specialty pharmaceutical company founded in April 2017 and have only recently commenced revenue-producing operations and our historical operations have primarily consisted of the preliminary formulation, testing and development of our various product candidates. Our limited operating history makes it difficult for potential investors to evaluate our initial product candidates or our prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of product development and commercialization, especially clinical-stage biopharmaceutical companies such as ours. As a company with a limited operating history, we may be unable to:

●	successfully implement or execute our current business plan, or develop a business plan that is sound;

●	successfully complete clinical trials and obtain regulatory approval for the marketing of our additional product candidates;

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; or

●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and ongoing commercialization for our product candidates.

There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. If we cannot successfully execute any one of the foregoing, our business may not succeed.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.

To date, we are not profitable and have incurred losses since our inception in April 2017. For the years ended December 31, 2019 and 2018, we incurred a net loss of $18.3 million and $12.7 million, respectively, and our operations used $18.0 million and $8.1 million of cash and cash equivalents, respectively. We have realized limited revenues from two products and expect to incur significant development expenses for our product candidates in the United States and elsewhere. We may never be able to obtain regulatory approval for the marketing of our additional product candidates for any indication in the United States or internationally and there can be no assurance that we will generate significant revenues or ever achieve profitability.

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

As of December 31, 2019, we had total assets of $17.1 million and working capital of $13.0 million. We received $22.0 million in net proceeds from our initial public offering (“IPO”) in November 2018. In November 2019, we entered into a $10.0 million debt facility with SWK Holdings Corporation, and we received $5.0 million at closing with the option to drawdown additional capital if certain product candidates are approved. We could require additional funding at a future point in time. In the event we require additional capital, we will endeavor to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable to us to achieve additional revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

We face a potential risk of product liability as a result of the commercialization of our Biorphen product and clinical testing of our product candidates and will face an even greater risk if we commercialize our current product candidates or any other future product. For example, we may be sued if Biorphen or any product we develop, including any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the United States, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for Biorphen or any of our product candidates or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize some or all of our product candidates; and

●	a decline in the value of our stock.

We carry product liability insurance we consider adequate for our current level of expected Biorphen sales, clinical testing and product development. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of Biorphen or additional products we develop. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The loss, theft or sabotage of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

Sales of counterfeits of any of our product candidates, as well as unauthorized sales of any of our product candidates, may have adverse effects on our revenues, business and results of operations and damage our brand and reputation.

Our Biorphen product on our product candidates may become subject to competition from counterfeit pharmaceutical products, which are pharmaceutical products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. Obtaining regulatory approval for our product candidates is a complex and lengthy process. If during the period while the regulatory approval is pending, illegal sales of counterfeit products begin, consumers may buy such counterfeit products, which could have an adverse impact on our revenues, business and results of operations. In addition, if illegal sales of counterfeits result in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Although pharmaceutical regulation, control and enforcement systems throughout the world have been increasingly active in policing counterfeit pharmaceuticals, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our Biorphen product on our product candidates. Such sales may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our revenues, brand reputation, business and results of operations.

We have entered into several arrangements with related parties for the development and marketing of certain product candidates and these arrangements present potential conflicts of interest.

Our Chief Executive Officer, Sean Brynjelsen, has a material ownership interest in several companies from which we have licensed or acquired product development and marketing rights. See, “Notes to Financial Statements - Related Party Transactions.” We are required to pay these entities a combination of licensing fees, milestone payments and royalty payments. The transactional agreements also subject us to a loss of our rights to the product candidates in the event we breach any of our representations, warranties or covenants included in the agreements. While we believe the terms of the transactional agreements, including the licensing fees, milestone payments and royalty payments, approximate the terms and payments we could have obtained in an arms’ length transaction with an unaffiliated party, these arrangements may present Mr. Brynjelsen with a conflict of interest in the event of dispute between the parties. Although we believe we have mechanisms in place to protect the interests of our stockholders, including a board of directors, a majority of which are independent and have no interest in these related parties, there can be no assurance that a conflict of interest will not arise or that any such conflict will not adversely impact the interests of our stockholders.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of Biorphen and our product candidates. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

We have various product candidates are in the early stages of clinical development, and we do not generate revenues from any FDA approved drug products other than Biorphen. An abbreviated new drug application (“ANDA”) was submitted for our EM-100 product candidate and our DS-300 product. In addition, an NDA was submitted for ET-105 in May 2019. We plan on submitting our clinical trial protocols and receiving approvals from the FDA and international regulatory authorities before we commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of additional product approvals from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business substantially depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Failure to obtain regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent us from commercializing our product candidates, and our ability to generate sufficient revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we intend to conduct in the future or that such trials will be successful. The FDA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our product candidates will prevent us from commercializing the product candidate, and our ability to generate sufficient revenue will be materially impaired.

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful .

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

Moreover, the FDA recently adopted an interpretation of the three-year exclusivity provisions whereby a 505(b)(2) application can be blocked by exclusivity even if does not rely on the previously approved drug that has exclusivity (or any safety or effectiveness information regarding that drug). Under the FDA’s new interpretation, approval may be blocked by exclusivity awarded to a previously-approved drug product that shares certain innovative features with our product, even if our 505(b)(2) application does not identify the previously-approved drug product as a listed drug or rely upon any of its safety or efficacy data. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate sufficient revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

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

In addition, even if we obtain regulatory approvals for our product candidates, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for any of our product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy (“REMS”), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

We are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

The FDA or foreign equivalent may still impose significant restrictions on our products indicated uses or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current Good Clinical Practices regulations (“cGCPs”) for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

We currently have a limited sales and marketing organization and one partner for co-promotion of our Biorphen product. If we are unable to secure a sales and marketing partner for potential future products or establish satisfactory sales and marketing capabilities, we may not successfully commercialize our product candidates.

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

We may not be able to enter into additional collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact the ACA and our business. We cannot predict the impact on our business of changes to current laws and regulations. However, any changes that lower reimbursements for products for which we may obtain regulatory approval, or that impose administrative and financial burdens on us, could adversely affect our business.

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

The policies of the FDA or similar regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act was signed into law. The 21st Century Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but it has not yet been fully implemented and its ultimate implementation is unclear. Furthermore, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

If we market Biorphen or any of our product candidates in a manner that violates health care fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

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

We will be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices .

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a contract manufacturer caused by problems at suppliers could delay shipment of Biorphen or any of our product candidates, increase our cost of goods sold and result in lost sales.

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

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate sufficient product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to generate sufficient revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of any of our product candidates could be significantly reduced.

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

Our ability to successfully market Biorphen and our product candidates will depend in part on the coverage and level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. Countries in which any of our product candidates are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products, including:

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

We may not be able to sell Biorphen or our product candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope.

We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.

We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. In addition, in 2018 California adopted a new privacy law that became effective on January 1, 2020, which borrows heavily from the GDPR. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and the European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. Our development partner has filed a patent application for ET-104. In addition, our development partner for ET-105 was granted a patent by the United States Patent and Trademark office. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. Patent and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

Our common stock is listed on the Nasdaq Global Market. However, trading volume has been limited and a more active public market for our common stock may not develop or be sustained over time. The market price of our common stock could be subject to significant fluctuations. The price of our stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to companies in our industry many of which are beyond our control. Our shares may be less liquid than the shares of other public companies and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Moreover, sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the price of our common stock. As a result, you may not be able to sell your shares of our common stock in short time periods, or possibly at all, and the price per share of our common stock may fluctuate significantly.

Future capital raises may dilute our existing stockholders’ ownership, could depress the market price for our common stock and have other adverse effects on our operations.

We filed a Form S-3 registration statement (“Shelf Registration”) with the SEC that became effective in December 2019 which will allow us to sell any combination of common stock, preferred stock, debt securities, warrants to purchase any of these securities, subscription rights to purchase any of these securities, and/or units consisting of one or more of the foregoing in one or more offerings up to a total dollar amount of $100 million. The issuance of additional shares of our common stock pursuant to the Shelf Registration, or issuances of securities convertible into or exercisable for our common stock or other equity-linked securities, including preferred stock, warrants, debt securities or units, would dilute the ownership interest of our common shareholders and could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

The trading price of the shares of our common stock may continue to be volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock has fluctuated significantly in the past and is likely to be volatile. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The stock market in general has been, and the market price of our shares in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We will remain an “emerging growth company” for up to five years from the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, which will be December 31, 2023. We will lose that status sooner, however, if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

We have not paid dividends in the past and have no immediate plans to pay dividends, so any returns will be limited to the value of our stock.

We plan to reinvest all of our earnings, to the extent we have earnings, to cover operating costs and otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock, and any return to stockholders will therefore be limited to the appreciation of their stock.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our shares, the price of our shares could decline.

The trading market for our shares will rely in part on the research and reports that equity research analysts publish about us and our business, if at all. We do not have control over these analysts, and we do not have commitments from them to write research reports about us. The price of our shares could decline if no research reports are published about us or our business, or if one or more equity research analysts downgrades our shares or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We will continue to incur significant costs as a result of becoming a public company that reports to the Securities and Exchange Commission (the “SEC”) and our management will be required to devote substantial time to meet compliance obligations.

As a newly public company reporting to the SEC, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and the reporting and governance provisions of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently implemented by the SEC, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. There are significant corporate governance and reporting provisions in these laws that will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel will need to devote a substantial amount of time to these regulations. In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our federal net operating losses (NOLs) generated in taxable years ending prior to 2018 could expire unused. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We are currently performing a study to determine if we have triggered any “ownership change” limitations. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Assuming a market for our common stock continues to develop, sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

As of February 28, 2020, we had 17,882,486 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have broad discretion over the use of proceeds from our IPO, a recent debt financing and potential future securities offerings.

Our management has considerable discretion in the application of the net proceeds from our IPO and debt financing in November 2019. We expect to use the proceeds from our IPO and the debt financing to fund clinical trials, product licensing opportunities and product development; to fund FDA filing fees; to fund laboratory expansion and for other general corporate purposes, including general and administrative expenses and working capital. However, our needs may change as our business and industry evolve and, as a result, the proceeds from our IPO and the debt financing may be used in a manner substantially different from our current expectations. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from our IPO and debt financing in a manner that does not produce income or that loses value. The failure by our management to apply these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates.

In addition, our management will have broad discretion to use the net proceeds from any offerings under the Shelf Registration, and you will be relying on the judgment of our management regarding the application of these proceeds. Except as described in any future prospectus supplement, the net proceeds received by us from our sale of these securities will be added to our general funds and will be used for our general corporate purposes. Our management might not apply the net proceeds from the offering of our securities in ways that increase the value of your investment and might not be able to yield a significant return, if any, on any investment of such net proceeds. You may not have the opportunity to influence our decisions on how to use such proceeds.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders .

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

Our directors and executive officers beneficially own approximately 11.4% of our common stock. Additionally, Harrow Health, Inc. (“Harrow”), our former parent company, holds approximately 19.6% of our outstanding common stock. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties, and particularly by Harrow, may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

We may be constrained by our obligations under our Credit Agreement to operate our business to its full potential.

On November 13, 2019, we entered into a $10 million credit facility with SWK Holdings Corporation (the “Credit Agreement”). The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, we are required to comply with (a) a maximum senior secured net leverage ratio, (b) a maximum total net leverage ratio and a minimum fixed charge coverage ratio. These terms may restrict our ability to operate our business in the manner we deem most effective or desirable, and may restrict our ability to fund our operations through new public offerings of our common stock or strengthen our candidate development pipeline through acquisitions or licenses which cause us to exceed our maximum senior secured net leverage ratio.

Failure to comply with the representations and warranties or affirmative and negative covenants could constitute an event of default which, if continued beyond the cure period, would allow the Agent (as defined in the Credit Agreement), at the request of or with the consent of the lenders holding a majority of the loans and commitments under the facility, to terminate the commitments of the lenders to make further loans and declare all the obligations of the loan parties under the Credit Agreement to be immediately due and payable, either of which could harm our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 31, 2019, the last trading date in 2019, was $7.20 per share.

Record Holders

As of February 28, 2020, we had 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on February 28, 2020 was $5.40

Dividends

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

In November 2019, in connection with the Credit Agreement, we issued a warrant exercisable for shares of common stock equal to six percent (6%) of the principal amount of draws upon exercise of each tranche under the Credit Agreement divided by the average trading price of common stock for the ten trading days immediately preceding such exercise.

The issuance of this warrant was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation as private transactions not involving a public offering of securities.

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

In December 2019 we launched our Biorphen product and we have established a diversified pipeline of other product candidates in various stages of development, four of which have been submitted to the FDA and are under review. We intend to focus on product candidates that are liquid in formulation, including injectables, oral liquids and ophthalmics, and qualify under the FDA’s 505(b)(2) regulatory pathway.

Our corporate strategy is to pursue what we perceive to be low-risk product candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients. We intend to pursue product candidates that require a single small Phase 3 trial, a bioequivalence trial, or literature-based filings. Prior to initiating significant development activities on a product candidate, we typically meet with the FDA to establish a defined clinical and regulatory path to approval.

We believe our product candidates can address situations where patient needs are not being met by current FDA-approved pharmaceutical products. This may include products that are being supplied on an unapproved basis, products that are currently being compounded, and products that are approved and widely used internationally but not approved in the United States.

Results of Operations

To date we have realized only limited revenues from a licensing arrangement on our EM-100 product and the launch of our Biorphen product. We anticipate successfully completing development of additional product candidates in 2020 and beyond and growing our business.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, we generated $1.0 and $0 in revenue, respectively. The revenue realized in 2019 was from a licensing arrangement for our EM-100 product which is pending additional FDA review and the launch of our Biorphen product in December 2019. For the years 2019 and 2018, we incurred $11.6 million and $5.6 million of research and development (“R&D”) expenses, respectively, and $7.6 million and $4.7 million of general and administrative (“G&A”) expenses, respectively. The comparative period detail of our R&D expense is listed in the table below. The $2.9 million increase in G&A expenses was primarily due to additional expenses related to becoming a public company, sales and marketing for the launch of our Biorphen product, and the impact of personnel additions in the second half of 2018 and first half of 2019. This was partially offset by lower stock-based consulting expenses. In addition, the change in the fair value of our warrant liability reflected in other expense decreased by $2.6 million as this mark–to–market accounting treatment was terminated in conjunction with our November 2018 IPO. We incurred a net loss of $18.3 million and $12.7 million for the years ended December 31, 2019 and 2018, respectively.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, stock-based consulting service fees, sales and marketing expenses, business insurance, legal and professional fees and travel expenses.

Research and Development Expenses

Set forth below is our R&D spending for our current product candidates. We currently have ten employees that support our overall product development and we also have facility and operating costs for a laboratory that supports our product development. The laboratory personnel and related capital equipment additions were added in late 2018. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below (amounts are in thousands).

Product Candidate	Year ended December 31, 2019	Year ended December 31, 2018
DS-200	$1,901	$910
DS-300	1,237	1,251
EM-100	150	1,265
ET-105	2,127	—
ET-202	2,000	—
Other products	1,374	1,026
Indirect expenses	2,766	1,175
Total	$11,555	$5,627

Year Ended December 31, 2018 Compared to Period Ended December 31, 2017

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

Product Candidate	Year ended December 31, 2018	Period from April 27,2017 (Inception) to December 31, 2017
DS-200	$910	$1,686
DS-300	1,251	402
EM-100	1,265	470
Other products	1,026	975
Indirect expenses	1,175	397
Total	$5,627	$3,930

Liquidity and Capital Resources

As of December 31, 2019, we had total assets of $17.1 million and working capital of $13.0 million. We had previously capitalized our operations primarily from the June 2017 private placement of approximately $20.1 million of Series A preferred stock, par value $0.001 (the “Series A Preferred”). Our Series A Preferred accumulated dividends at the rate of 6% per annum and those shares of stock plus all accrued but unpaid dividends automatically converted into shares of our common stock concurrent with our IPO in November 2018 at the conversion price of 50% of the IPO price. The IPO provided us with net proceeds of $22.0 million and we also entered into a Credit Agreement with SWK Holdings in November 2019 which provides for up to $10 million in additional borrowing, $5.0 million of which was received at closing. We believe that our existing funding and the revenue from our Biorphen product and potential milestones and royalty payments from EM-100 will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the periods ended December 31, 2019, 2018 and 2017 (amounts are in thousands):

	Year ended December 31, 2019	Year ended December 31, 2018	Period from April 27, 2017 (Inception) to December 31, 2017
Net cash used in operating activities	$(18,026)	$(8,145)	$(4,718)
Cash used in investing activities	(1,846)	(236)	(130)
Cash flows provided by financing activities	5,203	21,960	18,004
Net increase in cash and cash equivalents	$(14,669)	$13,579	$13,156

The increase in cash used in operating activities is primarily a result of higher operating losses due to our business expansion including additional personnel and increased product candidate development activity. Investing activities consist primarily of licensing fees for Biorphen and capital expenditures for setting up our laboratory facility and our headquarters office. The financing activity primarily consists of the Series A Preferred private placement funding in June 2017, the November 2018 IPO and the November 2019 Credit Agreement with SWK Holdings.

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

Revenue

We account for contracts with its customers in accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method. Any amounts received prior to revenue recognition will be recorded as deferred revenue. Amounts expected to be recognized as revenue within the twelve months following the balance sheet date will be classified as current portion of deferred revenue in our balance sheets. Amounts not expected to be recognized as revenue within the twelve months following the balance sheet date are classified as long-term deferred revenue, net of current portion.

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

We sell Biorphen in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. We use a third-party logistics (“3PL”) vendor to process and fulfill orders and have concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. We have no significant obligations to wholesalers to generate pull-through sales.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, the we pay fees to wholesalers for their distribution services, inventory reporting and chargeback processing. We pay GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from our sales of Biorphen, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.

We estimate the transaction price when we receive each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees we pay. When estimating these adjustments to the transaction price, we reduce it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

We recognize revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us.

Upon recognition of revenue from product sales of Biorphen, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from our estimates, we will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

In addition, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

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

Prior to our initial public offering in November 2018 (the “IPO”), the fair value of the shares of common stock underlying our stock-based awards was determined by our board of directors, with input from management. Because there had been no public market for our common stock prior to the IPO, our board of directors had determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of our common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of our convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock, and general and industry-specific economic outlook. Following our IPO, we use the closing stock price on the date of grant for the fair value of the common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of December 31, 2019, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years ended December 31, 2019 and 2018, and the period from April 27, 2017 (inception) to December 31, 2017 and the related notes and the financial statement schedule listed in the index at Item 15 (2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018 and the period from April 27, 2017 (inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, California

March 5, 2020

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$12,066	$26,735
Accounts receivable, net	473	—
Inventory	380	—
Prepaid expenses and other current assets	2,090	767
Total current assets	15,009	27,502

Property and equipment, net	1,117	773
Intangible assets, net	725	—
Operating lease right-of-use assets, net	160	—
Other long-term assets, net	61	52
Total assets	$17,072	$28,327

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$575	$1,421
Accrued liabilities	1,388	603
Total current liabilities	1,963	2,024

Long-term debt, net of discount and including accrued fees	4,540	—
Operating lease liabilities, net of current portion	19	—

Total liabilities	6,522	2,024

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2019 and 2018; 17,877,486 and 17,607,928 shares issued and outstanding at December 31, 2019 and 2018, respectively	18	18
Additional paid-in capital	74,720	72,153
Accumulated deficit	(64,188)	(45,868)
Total stockholders’ equity	10,550	26,303

Total liabilities and stockholders’ equity	$17,072	$28,327

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended		Period from April 27, 2017 (Inception) to
	December 31,	December 31,	December 31,
	2019	2018	2017
Revenues:
Product sales	$459	$—	$—
Licensing revenue	500	—	—
Total revenues	959	$—	—

Cost of product sales	453	—	—

Gross profit	506	—	—

Operating expenses:
Research and development	11,555	5,627	3,930
General and administrative	7,552	4,694	3,220
Total operating expenses	19,107	10,321	7,150

Loss from operations	(18,601)	(10,321)	(7,150)
Other income (expense):
Interest and other income, net	281	164	35
Change in fair value of warrant liability	—	(2,583)	(41)

Loss before income tax expense	(18,320)	(12,740)	(7,156)

Income tax expense	—	—	—

Net loss	(18,320)	(12,740)	(7,156)

Accrued dividends on redeemable convertible preferred stock	—	(1,048)	(643)
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	(1,694)	(840)
Deemed dividends for beneficial conversion feature of redeemable convertible preferred stock	—	(21,747)	—

Net loss attributable to common stockholders	$(18,320)	$(37,229)	$(8,639)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(5.80)	$(2.50)
Weighted average number of common shares outstanding, basic and diluted	17,761	6,418	3,453

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF REEDEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at April 27, 2017 (Inception)	—	$—	—	$—	$—	$—	$—

Common Stock issued to founder	—	—	3,500,000	4	—	—	4

Stock-based compensation	—	—	2,500,000	2	1,759	—	1,761

Issuance of Series A redeemable convertible preferred stock, net of issuance costs	6,685,082	17,521	—	—	—	—	—

Accrued dividends on redeemable convertible preferred stock	—	643	—	—	—	(643)	(643)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	840	—	—	—	(840)	(840)

Net loss	—	—	—	—	—	(7,156)	(7,156)

Balances at December 31, 2017	6,685,082	$19,004	6,000,000	$6	$1,759	$(8,639)	$(6,874)

Stock-based compensation	—	—	218,980	—	1,850	—	1,850

Accrued dividends on redeemable convertible preferred stock	—	1,048	—	—	—	(1,048)	(1,048)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	1,694	—	—	—	(1,694)	(1,694)

Issuance of common stock in connection with initial public offering, including underwriter’s over-allotment, net of offering costs and underwriter’s discount	—	—	4,140,000	4	21,956	—	21,960

Conversion of redeemable convertible preferred stock (including accrued dividends) to common stock in connection with initial public offering	(6,685,082)	(21,746)	7,248,948	8	21,738	—	21,746

Reclassification of common stock warrants from liability to additional paid-in-capital	—	—	—	—	3,103	—	3,103

Beneficial conversion feature on redeemable convertible preferred stock	—	—	—	—	21,747	(21,747)	—

Net loss	—	—	—	—	—	(12,740)	(12,740)

Balances at December 31, 2018	—	$—	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	—	—	1,888	—	1,888

Stock option exercises	—	—	167,622	—	214	—	214

Common stock issued under employee stock purchase plan	—	—	44,885	—	239	—	239

Stock warrant exercises	—	—	57,051	—	—	—	—

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	—	—	226	—	226

Net loss	—	—	—	—	—	(18,320)	(18,320)

Balances at December 31, 2019	—	$—	17,877,486	$18	$74,720	$(64,188)	$10,550

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended		Period from April 27, 2017 (Inception) to
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(18,320)	$(12,740)	$(7,156)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,888	1,850	1,761
Depreciation and amortization	447	63	13
Debt discount amortization	16	—	—
Change in fair value of warrant liability	—	2,583	41
Changes in operating assets and liabilities:
Accounts receivable	(473)	—	—
Inventory	(380)	—	—
Prepaid expenses and other assets	(1,361)	(663)	(170)
Accounts payable	(377)	413	539
Accrued liabilities	534	349	254
Net cash used in operating activities	(18,026)	(8,145)	(4,718)

Cash used in investing activities
Purchases of property and equipment	(1,096)	(236)	(130)
Purchase of product licensing rights	(750)	—	—
Net cash used in investing activities	(1,846)	(236)	(130)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	4,750	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	22,803	—
Payments of initial public offering costs	—	(843)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	18,000
Proceeds from issuance of common stock	—	—	4
Proceeds from employee stock purchase plan and stock option exercises	453	—	—
Net Cash provided by financing activities	5,203	21,960	18,004

Change in cash and cash equivalents	(14,669)	13,579	13,156
Cash and cash equivalents at beginning of period	26,735	13,156	—
Cash and cash equivalents at end of period	$12,066	$26,735	$13,156

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$—	$1,048	$643
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	$—	$1,694	$840
Common stock warrant liability issued with redeemable convertible preferred stock financing	$—	$—	$479
Relative fair value of common stock warrants issued in connection with debt	$226	$—	$—
Purchase of equipment included in accounts payable	$—	$469	$—
Beneficial conversion feature on redeemable convertible preferred stock	$—	$21,747	$—
Reclassification of common stock warrants from liability to additional paid-in-capital	$—	$3,103	$—

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

In November 2018, the Company completed an initial public offering (“IPO”), selling 4,140,000 shares of common stock at an offering price of $6.00 per share, including the underwriter’s exercise in full of its option to purchase additional shares. The Company received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses (see Note 8).

The Company’s Biorphen® product was approved by the FDA in October 2019 and sales commenced for this product at the end of 2019.

Note 2 — Liquidity Considerations

As of December 31, 2019, the Company had an accumulated deficit of $64,188 and for the year ended December 31, 2019 the Company used net cash in operating activities of $18,026.

To date, the Company has realized limited revenues from two products, but expects further growth in 2020 and beyond and currently believes its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the useful lives of long-lived assets, the accrual of research and development expenses and the valuation of common stock, stock options, warrants and derivative instruments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and is non-interest bearing. Accounts receivable is recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances.

Inventory

The Company values its inventory at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventory for potential excess or obsolete issues and will record a write-down if an impairment is identified. Inventory at December 31, 2019 consists solely of purchased finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives. Computer hardware and software is depreciated over three years. Equipment, furniture and fixtures is depreciated over five years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Construction in progress is capitalized but not depreciated until it is placed into service.

Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with ASC 350-30. To date, a $750 payment related to the approval of its Biorphen product has been capitalized and that cost is being amortized over five years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the periods ended December 31, 2019, 2018 and 2017.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Debt Issuance Costs and Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

Classification and Accretion of Redeemable Convertible Preferred Stock

Prior to the Company’s IPO in November 2018, the Company classified the Series A Preferred outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. The carrying value of the Series A Preferred was accreted to its redemption value from the date of issuance through November 15, 2018, the date of the Company’s IPO. In conjunction with the IPO, the Series A Preferred, including accrued and unpaid dividends, automatically converted to shares of the Company’s common stock (see Note 7).

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

Leases

The Company adopted ASC Topic 842- “Leases”, effective January 1, 2019, using the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 842, while the reported results for prior fiscal years are not adjusted and continue to be reported under the prior ASC Topic 840 guidance for leases. Refer to Impact of New Accounting Pronouncements regarding the adoption impact of ASC Topic 842 in the year ended December 31, 2019.

The Company reviews all relevant facts and circumstances of a contract to determine if it is a lease whereby the terms of the agreement convey the right to control the direct use and receive substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration. The associated right-of-use assets and lease liabilities are recognized at lease commencement. The Company measures lease liabilities based on the present value of the lease payments over the lease term discounted using the rate it would pay on a loan with the equivalent payments and term for the lease. The Company does not include the impact for lease term options that would extend or terminate the lease unless it is reasonably certain that it will exercise any such options. The Company accounts for the lease components separately from non-lease components for its operating leases.

The Company measures right-of-use assets based on the corresponding lease liabilities adjusted for (i) any prepayments made to the lessor at or before the commencement date, (ii) initial direct costs it incurs, and (iii) any incentives under the lease. In addition, the Company evaluates the recoverability of its right-of-use assets for possible impairment in accordance with its long-lived assets policy.

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2019 and 2018.

The Company commences recognizing operating lease expense when the lessor makes the underlying asset available for use by the Company and the operating lease expense is recognized on a straight-line basis. Variable lease payments are expensed as incurred.

The Company does not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less; such lease costs are recorded in the statements of operations on a straight-line basis over the lease term.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents invested in money market funds. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets.

The Company is dependent on third-party vendors for its product candidates. In particular, the Company relies, and expects to continue to rely, on a small number of vendors to manufacture key chemicals and process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process.

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2019. The accounts receivable balance at December 31, 2019 and product sales revenue recognized during the year ended December 31, 2019 consist of sales to and amounts due from AmerisourceBergen Corporation, Cardinal Health Services and McKesson Corporation for sales of its Biorphen product.

Revenue Recognition for Contracts with Customers

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

Note 3 — Summary of Significant Accounting Policies (continued)

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

The Company sells Biorphen in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, the Company pays fees to wholesalers for their distribution services, inventory reporting and chargeback processing. The Company pays GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from its sales of Biorphen, and accordingly it applies these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. The Company has developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees it pays. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company recognizes revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

Upon recognition of revenue from product sales of Biorphen, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. The Company monitors actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from its estimates, it will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

In addition, the Company anticipates it will receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

Cost of Product Sales

Cost of product sales consists of the profit-sharing fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers and freight and handling/storage costs from the Company’s 3PL logistics service provider. The cost of sales for profit-sharing fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2019, 2018 or 2017 as the Company reported a net loss for the periods ended December 31, 2019, 2018 and 2017 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been antidilutive (See Note 11).

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

The Company estimates the fair value of stock-based option awards to its employees and directors using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Prior to the Company’s IPO, the fair value of the shares of the Company’s common stock underlying its stock-based awards was determined by its board of directors, with input from management. Because there had been no public market for the Company’s common stock prior to the IPO, the board of directors had determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of its common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of its convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the capital stock, and general and industry-specific economic outlook. Following the IPO in November 2018, the Company uses the closing stock price on the date of grant for the fair value of the common stock.

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of December 31, 2019 and 2018, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of FASB ASC 740 - Income Taxes. As of December 31, 2019 and 2018, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at December 31, 2019 or 2018, and has not recognized interest and penalties in the statements of operations for the periods ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the Company is subject to taxation in the United States and Illinois. The Company’s tax losses from 2019, 2018 and 2017 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% and implementing a modified territorial tax system. In response to the Tax Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which allows issuers to recognize provisional estimates of the impact of the Tax Act in their financial statements and adjust in the period in which the estimates become finalized, or in circumstances where estimates cannot be made, to disclose and recognize within a one-year measurement period.

Implementation of the Tax Act resulted in a $733 charge for the revaluation of the Company’s net deferred tax assets offset by a corresponding $733 reduction in the valuation reserve for income taxes during the period ended December 31, 2017.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2019 or 2018.

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

Note 3 — Summary of Significant Accounting Policies (continued)

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt obligation. The carrying amounts of these financial instruments, except for the long-term debt obligation, approximate fair value due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt obligation approximates its fair value.

The fair values of the Company’s warrant liability at inception and for subsequent mark-to-market fair value measurements were based on management’s valuation model and expectations with respect to the method and timing of settlement. The Company determined that the warrant liability fair values were classified as Level 3 measurements within the fair value hierarchy. At the date of the Company’s IPO in November 2018, the fair value was reclassified to additional paid-in-capital as the final number of shares for the warrants previously reflected as a liability became fixed (see Notes 4 and 9).

Impact of New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842) – Leases (“ASC 842”), which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements for substantially all leases with terms more than twelve months to be recognized as assets and liabilities on the balance sheet. Recognition, measurement and presentation of expenses depends upon classification as a finance or operating lease. The Company adopted ASC 842 effective January 1, 2019 utilizing the modified retrospective approach such that prior year financial statements were not recast under the new standard. The adoption of ASU 2016-02 did not have a material effect on the Company’s financial condition from the recognition of the lease rights and obligations as assets and liabilities or its results of operations and cash flows. See Note 13 for additional information regarding the new standard and its impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company plans to adopt the new guidance on January 1, 2020 and does not anticipate the adoption will have a material impact on its financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The Company plans to adopt the new guidance on January 1, 2020 and does not anticipate the adoption will have a material impact on its financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of ASC 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods among others. The Company will adopt ASU 2019-12 in January 2020 and does not anticipate it will have a material impact on its financial position or results of operations.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4 — Fair Value of Financial Assets and Liabilities

Valuation of Warrant Liability

The Company previously accounted for a warrant to purchase shares of its common stock that was issued to the Company’s placement agent in connection with the Series A Preferred offering (see Note 9) as a liability. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The Company used the BSM, which incorporates assumptions and estimates, to value the warrant. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying shares of common stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common stock. The Company determined the fair value per share of the underlying common stock by taking into consideration the most recent sales of its preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its common stock. Therefore, the Company estimated its expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company had never paid or declared dividends and did not intend to do so in the foreseeable future.

In November 2018, in connection with the Company’s IPO, the number of shares issuable upon the exercise of the warrant became fixed (see Note 9). The Company remeasured the estimated fair value on the date of the IPO and reclassified this amount to additional paid-in-capital.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value was determined using Level 3 inputs:

	Year ended December 31, 2018	Period from April 27, 2017 (inception) to December 31, 2017
Balance as of the beginning of the period	$520	$—
Initial fair value of warrant liability	—	479
Change in fair value	2,583	41
Warrant liability reclassified to additional paid-in-capital	(3,103)	—
Balance as of the end of the period	$—	$520

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Computer hardware and software	$174	$93
Furniture and fixtures	133	98
Equipment	994	99
Leasehold improvements	152	53
Construction in progress	9	492
	1,462	835
Less: accumulated depreciation and amortization	(345)	(62)
Property and equipment, net	$1,117	$773

Depreciation and amortization expense for the periods ended December 31, 2019, 2018 and 2017 was $283, $51 and $11, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6 – Long-term Debt

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provides for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and may borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. Alternatively, the Company can borrow $2,000 upon FDA approval of the EM-100 product candidate and then an additional $3,000 upon FDA approval of another one of its product candidates. The term of the SWK Credit Agreement is five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. In connection with the SWK Credit Agreement, the Company paid $250 in cash for issuance costs and issued warrants to SWK to purchase common stock of the Company in an amount equal to 6.0% of the principal amounts drawn under the SWK Credit Agreement, utilizing the prior ten-day average closing price of the Company’s common stock as a divisor to calculate the number shares issuable under the warrant. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until May 2021 and then will pay 4.0% of the loan principal balance commencing on May 15, 2021 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. SWK and the Company will negotiate covenant targets for EBITDA and revenue within 180 days of the date of the SWK Credit Agreement.

In connection with the SWK Credit Agreement, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock (the “SWK Warrants”) with an exercise price of $5.86 per share. The SWK Warrants are exercisable immediately and have a term of seven years. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the SWK Warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%.

The debt discount amortization recorded in 2019 was $16 and $82 was recorded for accrued interest and included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of December 31, 2019.

Amount
2020	$717
2021	1,165
2022	1,173
2023	996
2024	3,805
Total payments	7,856
Less: amount representing interest	(2,856)
Loan payable, gross	5,000
Less: unamortized discount	(460)
Long-term debt, net of unamortized discount	$4,540

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7 — Redeemable Convertible Preferred Stock — Series A

The Company has 10,000,000 authorized shares of $0.001 par value preferred stock as per its Amended and Restated Certificate of Incorporation. In June 2017, the Company issued 6,685,082 Series A Preferred at a price of $3.00 per share and all shares remained outstanding until the Company’s IPO in November 2018. The gross proceeds were $20,055 from the Series A Preferred stock offering. The Series A Preferred shares, including accrued and unpaid dividends, automatically converted to the Company’s common shares at the date of the IPO (See Note 8).

As of the date of the IPO on November 15, 2018, the liquidation value of the Series A Preferred was $21,746, which consisted of the issuance amount of $20,055 plus accrued dividends of $1,691.

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

Note 8 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock as per its Amended and Restated Certificate of Incorporation. In May 2017, the Company issued 3,500,000 shares of its common stock to Harrow, 1,500,000 shares of restricted stock to certain executives and staff of Harrow and 1,000,000 shares of restricted stock to the CEO of the Company. On January 1, 2018, the Company issued 54,745 restricted shares of its common stock to each of its four outside directors (218,980 total shares) as part of their compensation for board service to the Company in 2018. The restricted shares issued to the Harrow executives and staff vested over a 12-month period, the restricted shares issued to the CEO vest over a 24-month period and the restricted shares issued to the outside directors vested 25% at each quarter-end in 2018 and were fully vested as of December 31, 2018. The Company accounted for the restricted stock awards (“RSAs”) in accordance with ASC 718 or ASC 505-50. For the periods ended December 31, 2019, 2018 and 2017, the Company recorded $59, $1,388 and $1,403, respectively, in stock-based compensation expense for these RSAs (see Note 10).

In conjunction with the Company’s IPO in November 2018, the Series A Preferred shares, including accrued dividends, converted into 7,248,948 shares of the Company’s common stock, and the Company issued 4,140,000 additional shares of its common stock to investors in its IPO (See Notes 1 and 7).

During 2019, there were 97,088 warrant shares exercised (all on a cashless basis) resulting in 57,051 shares of common stock being issued by the Company. In addition, 167,622 stock option shares were exercised and issued under the Company’s 2018 Equity Incentive Plan and 44,885 shares were issued under the Company’s Employee Stock Purchase Program.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 — Common Stock Warrants

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

In conjunction with the closing of the Series A Preferred offering in June 2017 (see Note 7), the Company issued a warrant to purchase 649,409 shares of its common stock to the placement agent at an exercise price of $3.00 per share, provided, however, upon the conversion of the Series A Preferred, the warrant adjusted to entitle the holder to purchase shares of common stock equal to 10.0% of the shares of common stock issuable upon conversion of the Series A Preferred (excluding 191,000 shares of Series A Preferred that were purchased by insiders) and the exercise price would adjust to the conversion price of the Series A Preferred. This warrant vested at issuance in June 2017. The Company used the BSM to value the warrant and the fair value at the date of issuance was $479. Prior to the Company’s IPO in November 2018, the number of common shares issuable upon the exercise of this warrant was not fixed as it could vary by a factor of 1.000 to 1.333 common shares per warrant share in accordance with the IPO price, and the Company considered the warrant to be a derivative instrument. The $479 amount was recorded as a component of the issuance costs for the Series A Preferred in June 2017. As of December 31, 2017, the fair value of the warrant was $520 and the $41 increase in fair value during 2017 was recorded as a component of other income and expense.

In connection with the SWK Credit Agreement, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock (the “SWK Warrants”) with an exercise price of $5.86 per share. The SWK Warrants are exercisable immediately and have a term of seven years ending November 13, 2026. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the SWK Warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The $226 relative fair value for these warrants was reflected as a component of paid-in-capital in the Company’s balance sheet.

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

The weighted average exercise price of the outstanding warrants for the consultant, placement agent and debt holder as of December 31, 2019 and 2018 was $3.13 and $3.04 per share, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 — Common Stock Warrants (continued)

Listed below is a summary of warrants outstanding as of December 31, 2019:

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants - Series A Preferred	704,184	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants - Debt	51,239	$5.86
Total	1,672,335	$3.13 (Avg)

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

A rollforward of the warrants outstanding is listed in the table below:

No. of Shares
Balance as of the beginning of the year	1,718,184
Issuance of SWK Warrants with long-term debt	51,239
Placement Agent Warrants exercised – Series A Preferred	(97,088)
Balance as of the end of the year	1,672,335

During 2019, 97,088 warrants were exercised (all on a cashless basis) resulting in 57,051 shares of common stock being issued by the Company. The intrinsic value of the warrants exercised was $401.

Note 10 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 887,837 shares available for future issuance under the 2018 Plan as of December 31, 2018.

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

Note 10 — Share-Based Payment Awards (continued)

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

For the periods ended December 31, 2019, 2018 and 2017, the Company’s total stock-based compensation expense was $1,888, $1,850 and $1,761, respectively. Of these amounts, $1,574, $1,770 and $1,735 was recorded in general and administrative expenses, respectively, and $314, $80 and $26 was recorded in R&D expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2019	1,295,000	$1.78	8.3	$5,627
Issued	717,500	7.44
Exercised	(167,622)	1.28
Forfeited/Cancelled	(15,000)	6.20
Options outstanding as of December 31, 2019	1,829,878	$4.01	8.1	$6,014
Options exercisable at December 31, 2019	730,193	$3.09	7.5	$3,038
Options vested and expected to vest at December 31, 2019	1,779,878	$4.08	8.1	$5,723

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised was $932.

There were 167,622 shares issued for exercises of stock options during the year ended December 31, 2019 for proceeds of $214.

The assumptions used to calculate the fair value of options granted during the periods ended December 31, 2019, 2018 and 2017 under the BSM were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Expected dividends	—%	—%	—%
Expected volatility	90%	85%	85%
Risk-free interest rate	1.9-2.5%	2.8-2.9%	1.7-2.3%
Expected term	5.9 years	6.3 years	5.8-10 years
Weighted average fair value	$5.54	$3.39	$0.91

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 — Share-Based Payment Awards (continued)

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

A summary of activity for RSAs and RSUs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of January 1, 2019	312,500
Issued	—
Vested	(312,500)
Forfeited/Cancelled	—
Unvested as of December 31, 2019	—

No RSA’s were issued in 2019 and the weighted average grant date fair value of the RSAs issued during the year ended December 31, 2018 was $1.37. The fair value of the RSAs vested during the periods ended December 31, 2019, 2018 and 2017 was $66, $2,784 and $0, respectively.

Restricted Stock Units

No RSUs were issued in 2019 or 2018 and no RSU’s were unvested at December 31, 2019 or 2018. The fair value of the RSUs vesting during the periods ended December 31, 2019, 2018 and 2017 was $0, $69 and $69, respectively.

As of December 31, 2019, there was a total of $3,463, $0 and $0 of unrecognized compensation costs related to non-vested stock option awards, RSAs and RSUs, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 — Share-Based Payment Awards (continued)

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

The initial offering began on December 17, 2018 and ended on December 10, 2019. The initial offering consisted of two purchase periods, with the first purchase period ending on June 10, 2019 and the second purchase period ending on December 10, 2019. The terms of the ESPP permit employees of the Company to use payroll deductions to purchase stock at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of common stock on the first date of an offering or (2) 85% of the fair market value of a share of common stock on the date of purchase. After the initial offering period, subsequent twelve-month offering periods automatically commence over the term of the ESPP on the day that immediately follows the conclusion of the preceding offering, each consisting of two purchase periods approximately six months in duration ending on or around June 10 and December 10 each year.

The Company recorded an expense of $112 and $5 in 2019 and 2018, respectively, related to the ESPP. The weighted average grant date fair value of share awards in 2019 and 2018 was $2.56 and $2.59 per share, respectively. Employees contributed $247 and $8 to the ESPP during 2019 and 2018, respectively. Of these amounts, $16 and $8 at December 31, 2019 and 2018, respectively, is included in accrued liabilities in the accompanying balance sheets.

Note 11 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, warrants and convertible preferred stock at December 31, 2019, 2018 and 2017 were 3,590,465, 8,262,381 and 6,977,547, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended December 31, 2019	Year ended December 31, 2018	Period from April 27, 2017 (inception) through December 31, 2017

Net loss	$(18,320)	$(12,740)	$(7,156)
Series A Preferred – dividends (accrued and deemed)	—	(24,489)	(1,483)
Net loss attributable to common stockholders	(18,320)	(37,229)	$(8,639)
Weighted average common shares outstanding (basic and diluted)	17,760,761	6,417,840	3,453,213
Net loss per common share (basic and diluted)	$(1.03)	$(5.80)	$(2.50)

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12 — Related Party Transactions

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

As part of the early start-up for the Company’s pharmaceutical business, key executives at Harrow received 1,500,000 shares of restricted common stock in the Company for consulting services and certain Harrow managers also received options to purchase 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested 100% after one year on April 30, 2018. The Company recorded stock-based compensation expense of $0, $970 and $1,370 for the Harrow restricted common stock and $0, $51 and $112 for Harrow stock options, respectively, for the periods ended December 31, 2019, 2018 and 2017 as a component of its general and administrative expenses.

Additionally, the Chief Executive Officer of Harrow is a member of the Company’s board of directors.

Chief Executive Officer

The CEO has a partial interest in several companies that the Company is working with for product development and potential marketing if the products are approved by the FDA as detailed below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company was also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of December 31, 2019 or 2018.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12 — Related Party Transactions (continued)

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties on Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company. There were no amounts due under the terms of the Amended Agreement as of December 31, 2019 or 2018.

The Company acquired the exclusive rights to sell the DS-100 product in the United States pursuant to an exclusive development and supply agreement (the “Andersen Agreement”) dated July 9, 2017 between the Company and Andersen Pharma, LLC, an entity affiliated with the CEO (“Andersen”). The Company also holds an option to purchase the DS-100 product and all related intellectual property and government approvals at a price of one dollar. Pursuant to the Andersen Agreement, Andersen is responsible for obtaining FDA approval at its expense and manufacturing the product for sale to the Company at its cost. The Company is responsible for commercializing the product in the United States at its expense. The Company paid Andersen $750 upon execution of the Andersen Agreement, which was recorded as a component of R&D expense and will pay Andersen $750 upon successful completion of three registration batches of product, $750 upon submission of a New Drug Application (“NDA”) and $750 upon FDA approval. The Company will also pay Andersen 50% of the net profit from the sale of the product. The Andersen Agreement is for an initial term of five years from the first commercial sale of the product, subject to successive two-year renewals unless either party elects to terminate the Andersen Agreement. There were no amounts due under the terms of the Andersen Agreement as of December 31, 2019 or 2018. The aforementioned option to purchase the product and all related intellectual property and government approvals was considered to represent variable interest in the affiliated entity. The affiliated entity was not considered to be a variable interest entity.

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the Company’s CEO. Pursuant to the Selenix Agreement, the Company paid Selenix $1,500 at signing, which was recorded as a component of R&D expense and paid $1,500 in April 2019 upon submission of an NDA on March 13, 2019 which was reflected as a component of R&D expense for the nine-month period ended September 30, 2019. The Company will pay $1,000 upon FDA approval of the DS-200 product. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. There were no amounts due under the terms of the Selenix Agreement as of December 31, 2019 or 2018.

Note 13 — Leases

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

Upon adoption of ASC 842, the Company had non-cancellable operating leases for its office and laboratory space subject to recognition as ROU assets. Accordingly, on January 1, 2019 the Company recorded $281 in ROU assets and $272 in operating lease liabilities (the difference of $9 related to existing prepaid rent as of December 31, 2018). The Company has not entered into any other lease arrangements through December 31, 2019.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 13 — Leases (continued)

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

For the periods ended December 31, 2019, 2018 and 2017, the Company recorded $140, $115 and $14, respectively, in rent expense

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the statements of operations was $55 and $85 for the year ended December 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $120 for year ended December 31, 2019. The ROU asset amortization for year ended December 31, 2019 was $121 and is reflected in depreciation and amortization in the Company’s statements of cash flows. As of December 31, 2019, the weighted-average remaining lease term was 1.2 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2019:

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$160
Total leased assets		$160
Liabilities
Operating lease liabilities, current	Accrued liabilities	$133
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	19
Total operating lease liabilities		$152

The Company’s future lease commitments as of December 31, 2019 are as indicated below:

	Total	2020	2021
Undiscounted lease payments	$159	$140	$19
Less: Imputed interest	(7)
Total lease liabilities	$152

The Company’s future operating lease payments as of December 31, 2018 were as follows:

Total	2019	2020	2021
$308	$137	$140	$31

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 14 – Income Taxes

The provision for income taxes for the Company consists of the following for the periods ended December 31, 2019, 2018 and 2017:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—

Deferred:
Federal	3,961	1,900	1,308
State	1,415	679	468
Change in valuation allowance	(5,376)	(2,579)	(1,776)
Total deferred expense	—	—	—
Total provision	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Net operating losses	$8,879	$3,968
Stock-based expenses	662	233
Accruals and other	190	154
Total deferred tax assets	9,731	4,355
Valuation allowance	(9,731)	(4,355)
Net deferred tax assets	$—	$—

Based on the uncertainty of future taxable income at this time management believes a 100% valuation reserve for the $9,731 and $4,355 deferred tax asset at December 31, 2019 and 2018, respectively, is appropriate.

A reconciliation of the statutory federal tax rate to effective tax rate is shown below:

	Year ended December 31	Year ended December 31,	Period from April 27, 2017 (inception) through December 31,
	2019	2018	2017
Benefit at statutory rate	(21.0)%	(21.0)%	(34.0)%
Permanent items (primarily warrants and stock compensation)	(0.6)	6.0	4.4
State tax benefit	(7.7)	(5.3)	(5.5)
Federal rate change	—	—	10.2
Other items	—	—	—
Establishment of valuation allowance	29.3	20.3	24.9
Income tax expense	—%	—%	—%

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

The Company has a federal and state NOL carryforward of $31,151 as of December 31, 2019, of which $5,652 will begin to expire in 2037 and 2039, respectively. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The Company is currently performing a study to determine if it has triggered an “ownership change” limitation and tax attributions will be adjusted when the study is complete, if required.

Note 15 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the periods ended December 31, 2019, 2018 and 2017, the Company made $113, $62 and $0 in matching contributions, respectively.

Note 16 — Commitments and Contingencies

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

The Company acquired the exclusive rights to sell the DS-300 product in the United States pursuant to a sales and marketing agreement dated November 17, 2017 with an unaffiliated third party (the “Sales Agreement”). Pursuant to the Sales Agreement, the licensor is responsible for obtaining FDA approval, at its expense, and the Company is responsible for commercializing the product in the United States at its expense. The Company was to pay the third party 50% of the net profit from the sale of the product, however, in February 2020, it executed an amendment to the Sales and Marketing Agreement. Under the revised terms, the Company will be responsible for paragraph IV related litigation and will be entitled to 62.5% of product profit. The initial term is for the first 10 years following the first commercial sale of the product.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 16 — Commitments and Contingencies (continued)

On January 23, 2019 the Company entered into a Licensing and Supply Agreement (the “Agreement”) with LMW for ET-104 oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company will be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and will pay $325 upon the FDA’s acceptance of an NDA for review, $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 are achieved within a calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales. The Agreement is for an initial term of 10 years from the date of the first commercial sale of the product. The Company will retain sole ownership of the NDA after expiration of the Agreement

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and subsequently received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company will be responsible for marketing activities and Sintetica is responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and $750 upon the commencement of commercial product shipments. Sintetica will supply Biorphen to the Company at its direct costs and the Company will retain 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term from the first commercial sale of Biorphen which occurred in November 2019.

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ET-203, an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement which was refunded to Eton in early 2020 due to the FDA not accepting the ET-203 file submission by Sintetica. The refund was reflected as a component of prepaid and other current assets on the Company’s balance sheet at December 31, 2019. The Company expects the submission will be successfully resubmitted in the near future and will pay the $1,000 milestone at that time. The Company will pay $750 upon FDA approval and the commercial sale of the product candidate. Upon approval, Sintetica will supply ET-203 to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 16 — Commitments and Contingencies (continued)

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2019 or 2018.

Note 17 — Summary of Unaudited Quarterly Financial Information

The following is a summary of our unaudited quarterly results for the years ended December 31, 2019 and 2018 (in thousands):

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
	2019	2019	2019	2019	2019
	(in thousands except per share amounts)
Revenues	$500	$—	$—	$459	$959
Operating expenses	$8,054	$3,349	$5,042	$2,662	$19,107
Net loss	$(7,410)	$(3,249)	$(4,965)	$(2,696)	$(18,320)
Net loss attributable to common stockholders	$(7,410)	$(3,249)	$(4,965)	$(2,696)	$(18,320)
Net loss per share attributable to common stockholders- basic and diluted	$(0.42)	$(0.18)	$(0.28)	$(0.15)	$(1.03)
Weighted average shares outstanding, basic and diluted	17,502	17,733	17,878	17,924	17,761

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
	2018	2018	2018	2018	2018
	(in thousands except per share amounts)
Revenues	$—	$—	$—	$—	$—
Operating expenses	$2,964	$2,697	$2,374	$2,286	$10,321
Net loss	$(3,018)	$(3,082)	$(2,910)	$(3,730)	$(12,740)
Net loss attributable to common stockholders (1)	$(3,724)	$(3,804)	$(3,639)	$(26,062)	$(37,229)
Net loss per share attributable to common stockholders- basic and diluted	$(1.05)	$(0.79)	$(0.65)	$(2.24)	$(5.80)
Weighted average shares outstanding, basic and diluted	3,551	4,786	5,615	11,640	6,418

(1)	Net loss attributable to common stockholders for the quarter ended December 31, 2018 included $21,747 related to deemed dividends for the beneficial conversion feature of the Company’s redeemable convertible preferred stock.

Note 18 — Subsequent Events

The Company has performed an evaluation of events occurring subsequent to December 31, 2019 through the filing date of this Annual Report and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosures in the notes thereto.

Eton Pharmaceuticals, Inc.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2019
Accounts receivable allowances (1)	$—	$116	$—	$116
For the year ended December 31, 2018
Accounts receivable allowances (1)	$—	$—	$—	$—
For the period ended December 31, 2017
Accounts receivable allowances (1)	$—	$—	$—	$—

(1)	Allowances are for chargebacks, prompt payment discounts, distribution fees, and returns & allowances related to Biorphen product sales.

PART II (CONTINUED)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the year ended December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “ Election of Directors “ and “ Executive Officers “ in our Proxy Statement for our 2019 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the section headed “ Executive Compensation “ in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the section headed “ Security Ownership of Certain Beneficial Owners and Management “ in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “ Executive Compensation “ in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “ Transactions With Related Persons “ in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the section headed “ Ratification of Selection of Independent Registered Public Accounting Firm “ in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Index to Financial Statements

The following financial statements of Eton Pharmaceuticals, Inc. and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2019 and 2018

Statements of Operations for the periods ended December 31, 2019, 2018 and 2017

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the periods ended December 31, 2019, 2018 and 2017

Statements of Cash Flows for the periods ended December 31, 2019, 2018 and 2017

Notes to the Financial Statements

(2) Financial Statement Schedules

The following financial statement schedule of Eton Pharmaceuticals, Inc. is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements of Eton Pharmaceuticals, Inc.

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
4.1	Specimen Certificate representing shares of common stock of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.2	Warrant dated May 4, 2017 issued to Liquid Patent Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.3	Warrant dated June 26, 2017 issued to National Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.5	Warrant dated November 13, 2019 issued to SWK Holdings LLC.
10.1	Registration Rights Agreement dated June 19, 2017 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

Exhibit No.	Description
10.2†	Asset Purchase Agreement (DS-200) dated June 23, 2017 between Selenix, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.3†	Exclusive Development and Supply Agreement (DS-100) dated July 9, 2017 between Andersen Pharma, LLC and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.4	Amended and Restated Agreement relating to sales and marketing dated February 18, 2019 between the Registrant and Eyemax, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
10.5†	Sales/Marketing Agreement (DS-300) dated November 17, 2017 by and among AL Pharma, Inc., SCS National, LLC, Dry Creek Project, LLC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.6+	Eton Pharmaceuticals, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.7+	Offer Letter Agreement by and between the Registrant and Sean E. Brynjelsen, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.8+	Offer Letter Agreement by and between the Registrant and W. Wilson Troutman, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.9	Exclusive License and Supply Agreement (ET-103) dated August 3, 2018 between the Registrant, Liqmeds Worldwide Limited and LM Manufacturing, Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.10+	Eton Pharmaceuticals, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.11+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

Exhibit No.	Description
10.12+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.13	Amendment No. 1 dated August 29, 2018 to Sales/Marketing Agreement (DS-300) dated November 17, 2017 between AL Pharma, Inc. and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.14.	Credit Agreement dated as of November 13, 2019, by and among the Company and SWK Funding LLC
23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
*	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

March 5, 2020	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
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

Signature	Title	Date
/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2020
Sean E. Brynjelsen
/s/ W. Wilson Troutman	Chief Financial Officer, Treasurer and Secretary	March 5, 2020
W. Wilson Troutman	(Principal Financial and Accounting Officer)
/s/ Mark L. Baum	Director	March 5, 2020
Mark L. Baum
/s/ Charles J. Casamento	Director	March 5, 2020
Charles J. Casamento
/s/ Paul V. Maier	Director	March 5, 2020
Paul V. Maier
/s/ Norbert G. Riedel, Ph.D.	Director	March 5, 2020
Norbert G. Riedel, Ph.D.

