Form 10-Q
period 2020-03-31
Eton Pharmaceuticals, Inc.
filed 2020-05-14
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State of incorporation)	(I.R.S. Employer Identification Number)

21925 W. Field Parkway, Suite 235

Deer Park, Illinois 60010-7208

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (847) 787-7361

Securities registered pursuant to Section 12(b) of the Act	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	ETON	Nasdaq Global Market

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 30, 2020, Eton Pharmaceuticals, Inc. had outstanding 20,917,028 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,335	$12,066
Accounts receivable, net	205	473
Inventory	1,726	380
Prepaid expenses and other current assets	1,075	2,090
Total current assets	15,341	15,009

Property and equipment, net	1,025	1,117
Intangible assets, net	688	725
Operating lease right-of-use assets, net	129	160
Other long-term assets, net	58	61
Total assets	$17,241	$17,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,183	$575
Accrued liabilities	868	1,388
Total current liabilities	2,051	1,963

Long-term debt, net of discount and including accrued fees	4,570	4,540
Operating lease liabilities, net of current portion	—	19

Total liabilities	6,621	6,522

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 20,761,960 and 17,877,486 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	21	18
Additional paid-in capital	83,836	74,720
Accumulated deficit	(73,237)	(64,188)
Total stockholders’ equity	10,620	10,550

Total liabilities and stockholders’ equity	$17,241	$17,072

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2020	2019
Revenues
Product sales	$99	$—
Licensing revenue	—	500
Total revenues	99	500

Cost of product sales	102	—

Gross (loss) profit	(3)	500

Operating expenses:
Research and development	6,268	6,465
General and administrative	2,610	1,589
Total operating expenses	8,878	8,054

Loss from operations	(8,881)	(7,554)

Other (expense) income:
Interest and other (expense) income, net	(168)	144

Loss before income tax expense	(9,049)	(7,410)

Income tax expense	—	—

Net loss	$(9,049)	$(7,410)
Net loss per share, basic and diluted	$(0.50)	$(0.42)
Weighted average number of common shares outstanding, basic and diluted	18,143	17,502

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2020 and 2019

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	—	—	365	—	365

Stock option exercises	5,000		31	—	31

Proceeds from sales of common stock, net of offering costs	2,500,000	3	7,456	—	7,459

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Net loss	—	—	—	(9,049)	(9,049)

Balances at March 31, 2020	20,761,960	$21	$83,836	$(73,237)	$10,620

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	345	—	345

Stock option exercises	20,000	—	4	—	4

Net loss	—	—	—	(7,410)	(7,410)

Balances at March 31, 2019	17,627,928	$18	$72,502	$(53,278)	$19,242

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash flows from operating activities
Net loss	$(9,049)	$(7,410)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	365	345
Common stock issued for product candidate licensing rights	1,264	—
Depreciation and amortization	162	55
Debt discount amortization	27	—
Changes in operating assets and liabilities:
Accounts receivable	268	—
Inventory	(1,346)	—
Prepaid expenses and other assets	1,020	(1,187)
Accounts payable	608	1,736
Accrued liabilities	(536)	(306)
Net cash used in operating activities	(7,217)	(6,767)

Cash used in investing activities
Purchases of property and equipment	(4)	(388)

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	7,459	—
Proceeds from employee stock option exercises	31	4
Net cash provided by financing activities	7,490	4

Change in cash and cash equivalents	269	(7,151)
Cash and cash equivalents at beginning of period	12,066	26,735
Cash and cash equivalents at end of period	$12,335	$19,584

Supplemental disclosures of cash flow information
Cash paid for interest	$189	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Purchases of equipment included in accounts payable	$—	$51

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware corporation on April 27, 2017 and was initially set up as a wholly owned subsidiary of Harrow Health, Inc. or “Harrow” (fka Imprimis Pharmaceuticals, Inc.). In June 2017, the Company raised $20,055 in start-up capital through a private sale of preferred stock and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. In November 2018, the Company completed an initial public offering (the “IPO”) and received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses. In November 2019, the Company entered into a credit agreement and received net proceeds of $4,750 (see Note 5), and in March 2020, Eton received net proceeds of $7,459 from the sale of shares of its common stock (see Note 6).

Eton is a specialty pharmaceutical company focused on developing and commercializing prescription drug products utilizing the U.S. Food and Drug Administration’s (the “FDA”) 505(b)(2) regulatory pathway. The Company’s business model is to develop proprietary innovative product candidates that offer improvements or advantages to currently available alternatives.

Note 2 — Liquidity Considerations

As of March 31, 2020, the Company had an accumulated deficit of $73,237 and for the three months ended March 31, 2020, the Company had net cash used in operating activities of $7,217.

To date, the Company has generated limited revenues and has incurred negative cash flows from operating activities since its inception in 2017. The Company received its first product approval from the U.S. Food and Drug Administration (“FDA”), Biorphen®, in October 2019 and currently believes its future revenues and its existing cash and cash equivalents of $12,335 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including expected sales for Biorphen and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, make additional drawings under its current credit agreement (see Note 5), the sale of additional debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is not able to achieve significant revenues from product sales and licensing, encounters delays in completing its product development and obtaining regulatory approval for its product candidates, and is unable to obtain such additional financing, its operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the periods ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2020 and 2019 are also unaudited. The results for the three-month period ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, provisions for uncollectible receivables and sales returns, valuation of inventories, useful lives of assets and the impairment of property and equipment, the accrual of research and development expenses and the valuation of common stock, stock options and warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Revenue Recognition for Contracts with Customers

The Company intends to generate its future revenues from direct sales of its approved Biorphen product and other of its products which are in development. In addition, the Company anticipates it will receive revenues from product licensing agreements for which it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

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

The Company estimates the transaction price when it receives each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. The Company has developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees it pays. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants, outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at March 31, 2020 and 2019 were 3,588,523 and 3,310,631, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

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

Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values stated below take into account the market for the Company’s financials, assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Impact of New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance removes, modifies, and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The Company adopted the new guidance on January 1, 2020 which did not have a material impact on its financial position or results of operations.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of ASC 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. The Company adopted the new guidance on January 1, 2020 which did not have a material impact on its financial position or results of operations.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Computer hardware and software	$174	$174
Furniture and fixtures	133	133
Equipment	994	994
Leasehold improvements	152	152
Construction in progress	4	9
	1,457	1,462
Less: accumulated depreciation	(432)	(345)
Property and equipment, net	$1,025	$1,117

Depreciation expense for the three-month periods ended March 31, 2020 and 2019 was $87 and $22, respectively.

Note 5 — Long Term Debt

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provides for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock (see Note 6), the Company and SWK amended the SWK Credit Agreement. The amendment provides the Company with the option to draw $2,000 as of now and can borrow an additional $3,000 upon the FDA approval of both its EM-100 product candidate and another one of its other product candidates. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until May 2021 and then will pay 4.0% of the loan principal balance commencing on May 15, 2021 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association, if available. The Company will negotiate covenant targets for EBITDA and revenue within 180 days of the date of the SWK Credit Agreement.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 5 — Long Term Debt (continued)

Interest expenses of $195 was recorded during the three months ended March 31, 2020, which included $27 of debt discount amortization. As of March 31, 2020, $58 of accrued interest is included in accrued liabilities and $3 is included as a component of long-term debt.

The table below reflects the future payments for the SWK loan principal and interest as of March 31, 2020.

Amount
2020	$528
2021	1,165
2022	1,173
2023	996
2024	3,805
Total payments	7,667
Less: amount representing interest	(2,667)
Loan payable, gross	5,000
Less: unamortized discount	(433)
Long-term debt, net of unamortized discount (1)	$4,567

(1)	Long-term debt in the Company’s balance sheet includes $3 of accrued interest and fees.

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

In March 2020, the Company entered into securities purchase agreements with various investors and sold 2,500,000 shares of its common stock at a price of $3.00 per share and received $7,459 in net proceeds after deducting issuance costs associated with the sale.

In March 2020, the Company issued 379,474 shares of its common stock to Diurnal Limited (“Diurnal”) as a milestone fee for acquiring the U.S. marketing rights to Alkindi Sprinkle®, an orphan drug product currently under review with the FDA (see Note 11). The shares were valued at $1,264 based on the Company’s closing stock price on the date of issuance and this amount was recorded as a component of the Company’s research and development expense and an addition to its paid-in-capital.

During the three months ended March 31, 2020, the Company issued 5,000 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8).

On April 2, 2020, the Company issued 100,000 shares of its common stock to an investor and received $300 in net proceeds (see Note 12 – Subsequent Events).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2020 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants – 2017 Preferred Stock Offering	607,096	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants - Debt	51,239	$5.86
Total	1,672,335	$3.13 (Avg)

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 638,436 shares available for future issuance under the 2018 Plan as of March 31, 2020.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased annually by 4% of the total number of shares of common stock outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

During the third quarter of 2017, the Company issued 25,000 RSU’s to each of its four outside directors (100,000 total share units). The RSU’s issued to the outside directors were 100% vested at June 30, 2018. The associated 100,000 shares of the Company’s common stock will not be issued until the individual director retires from service from the Company’s board of directors. The Company has not issued any additional RSU’s.

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

For the three months ended March 31, 2020 and 2019, the Company’s total stock-based compensation expense was $365 and $345, respectively. Of these amounts, $325 and $269 was recorded in general and administrative expenses, respectively, and $40 and $76 was recorded in research and development expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	1,829,878	$4.01	8.1	$6,014
Issued	1,172,000	$3.58
Exercised	(5,000)	$6.20
Forfeited/Cancelled	(207,500)	$5.84
Options outstanding as of March 31, 2020	2,789,378	$3.69	8.5	$3,178
Options exercisable at March 31, 2020	817,743	$3.36	6.8	$1,505
Options vested and expected to vest at March 31, 2020	2,739,378	$3.73	8.5	$3,042

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The assumptions used to calculate the fair value of options granted during the three months ended March 31, 2020 under the BSM were as follows:

Expected dividends	—%
Expected volatility	95%
Risk-free interest rate	0.7%
Expected term	5.3 – 6.1 years
Weighted average fair value	$2.70

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

Fair Value of Common Stock —The Company uses the closing stock price on the date of grant for the fair value of the common stock.

As of March 31, 2020, there was a total of $5,371 of unrecognized compensation costs related to non-vested stock option awards. In the three-month period ended March 31, 2020, stock option exercises totaled 5,000 shares at an exercise price of $6.20 per share with an intrinsic value of $3. There was one stock option exercise for 20,000 shares during the three months ended March 31, 2019 at an exercise price of $0.21 per share with an intrinsic value of $120.

In December 2018, the Company’s board of directors adopted an initial offering of the Company’s common stock under the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”). The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2020, there were 405,115 shares available for issuance under the ESPP.

The initial offering of the ESPP began on December 17, 2018 and ended on December 10, 2019. The annual offerings consist of two stock purchase periods, with the first purchase period ending in June and the second purchase period ending in December. The terms of the ESPP permit employees of the Company to use payroll deductions to purchase stock at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of common stock on the first date of an offering or (2) 85% of the fair market value of a share of common stock on the date of purchase. After the initial offering period ended, subsequent twelve-month offering periods automatically commence over the term of the ESPP on the day that immediately follows the conclusion of the preceding offering, each consisting of two purchase periods approximately six months in duration.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

In accordance with the June and December stock purchase periods for the ESPP, there were no share issuances in the first three months of 2020 or 2019. The weighted average grant date fair value of share awards in 2020 and 2019 was $2.64 and $2.59, respectively. Employees contributed $50 and $88 via payroll deductions during the three months ended March 31, 2020 and 2019, respectively. The Company recorded an expense of $21 and $42 related to the ESPP in the three-month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the accompanying condensed balance sheets include $58 and $16, respectively, in accrued liabilities for remaining employee ESPP contributions.

Note 9 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. The Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. In July 2018, the Company determined that one of the products was not viable for its portfolio of product opportunities and cancelled the licensing agreement whereby Harrow retains the product rights.

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

As part of the early start-up for the Company’s pharmaceutical business in 2017, key executives at Harrow received a total of 1,500,000 shares of restricted common stock in the Company for consulting services, and certain Harrow managers also received stock options to purchase a total of 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested in full on April 30, 2018.

Additionally, the Chief Executive Officer of Harrow is a member of the Company’s board of directors.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Related Party Transactions (continued)

Chief Executive Officer

The Company’s CEO has a partial interest in several companies that the Company is working with for product development and potential marketing if the products are approved by the FDA as detailed below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company was also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of March 31, 2020 or December 31, 2019.

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties of twelve percent of net sales of Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company. The royalty from Bausch is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due under the terms of the Amended Agreement as of March 31, 2020 or December 31, 2019.

The Company had acquired the exclusive rights to sell the DS-100 product in the United States pursuant to an exclusive development and supply agreement (the “Andersen Agreement”) dated July 9, 2017 between the Company and Andersen Pharma, LLC (“Andersen”), an entity affiliated with the Company’s CEO. The Company also held an option to purchase the DS-100 product and all related intellectual property and government approvals at a price of one dollar. Pursuant to the Andersen Agreement, Andersen was responsible for obtaining FDA approval at its expense and manufacturing the product for sale to the Company at its cost. The Company was responsible for commercializing the product in the United States at its expense. The Company paid Andersen $750 upon execution of the Andersen Agreement, which was recorded as a component of R&D expense and was to pay Andersen $750 upon successful completion of three registration batches of product, $750 upon submission of a New Drug Application (“NDA”) and $750 upon FDA approval. The Company was also required to pay Andersen 50% of the net profit from the sale of the product. The Andersen Agreement was for an initial term of five years from the first commercial sale of the product, subject to successive two-year renewals unless either party elected to terminate the Andersen Agreement. There were no amounts due under the terms of the Andersen Agreement as of March 31, 2020 or December 31, 2019. The aforementioned option to purchase the product and all related intellectual property and government approvals was considered to represent variable interest in the affiliated entity. The affiliated entity was not considered to be a variable interest entity. In April 2020, the Company terminated the Andersen Agreement with no payments due to Andersen.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Related Party Transactions (continued)

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the Company’s CEO. Pursuant to the Selenix Agreement, the Company paid Selenix $1,500 at signing, which was recorded as a component of R&D expense and paid $1,500 in April 2019 upon submission of an NDA on March 13, 2019 which was reflected as a component of R&D expense in 2019. The Company will pay $1,000 upon FDA approval of the DS-200 product. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. There were no amounts due under the terms of the Selenix Agreement as of March 31, 2020 or December 31, 2019.

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases. The Company separates lease components from non-lease components related to its office space lease.

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

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $14 and $21, respectively, for the three months ended March 31, 2020 and $14 and $23, respectively, for the three months ended March 31, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $32 for the three months ended March 31, 2020. The ROU asset amortization for the three-month periods ended March 31, 2020 and 2019 was $31 and $30, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of March 31, 2020, the weighted-average remaining lease term was 1.0 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2020 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$129
Total leased assets		$129
Liabilities
Operating lease liabilities, current	Accrued liabilities	$120
Total operating lease liabilities		$120

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois and its laboratory facility in Lake Zurich, Illinois as of March 31, 2020 are as indicated below:

	Total	2020	2021	2022	Thereafter
Undiscounted lease payments	$124	105	19	—	—
Less: Imputed interest	(4)
Total lease liabilities	$120

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

On May 7, 2020, the Company announced that it has been confirmed as the first filer of a patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection).

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

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with LMW for ET-104 oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company will be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and will pay $325 upon the FDA’s acceptance of an NDA for review, $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 are achieved within a calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales. The Agreement is for an initial term of 10 years from the date of the first commercial sale of the product. The Company will retain sole ownership of the NDA after expiration of the Agreement.

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company is responsible for marketing activities and Sintetica is responsible for development, manufacturing, and regulatory activities for the product. In 2019, the Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and paid $750 upon the commencement of commercial product shipments. Sintetica supplies Biorphen to the Company at its direct costs and the Company retains 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term commencing on November 26, 2019.

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

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to ET-105, a product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company will be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,000 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. Aucta will receive a fifteen percent royalty on net sales and will be entitled to receive milestone payments of up to $18,000 based on commercial success of the product, including:

●	$1,000 when net sales exceed $10 million in a calendar year
●	$2,000 when net sales exceed $20 million in a calendar year
●	$5,000 when net sales exceed $50 million in a calendar year
●	$10,000 when net sales exceed $100 million in a calendar year

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (NDA) is currently under review with the U.S Food and Drug Administration (FDA) for approval as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age. The application has been assigned a Prescription Drug User Fee Act (PDUFA) date of September 29, 2020.

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which was valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020 (see Note 6). The total amount of $4,764 was recorded as a component of research and development expense in the Company’s condensed statement of operations for the period ended March 31, 2020.

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2020 or December 31, 2019.

Note 12 — Subsequent Events

On April 2, 2020, the Company sold 100,000 shares of its common stock to an investment fund at a price of $3.00 per share and received net proceeds of $300.

On May 4, 2020, the Company entered into a promissory note agreement with Bank of America, NA (the “Loan”) under the Paycheck Protection Program (“the PPP”) which is administered by the U.S. Small Business Administration. The Company received $361 in proceeds from the Loan which has a two-year term and accrues interest at the rate of 1.0% per annum and is obligated to make equal monthly payments of principal and interest, beginning seven months from the date of the loan until the maturity date. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020 (the “2019 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2019 10-K.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing innovative pharmaceutical products. We seek to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. We pursue what we perceive to be low-risk candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients.

In October 2019, we received FDA approval for Biorphen® which we are marketing in the United States. Biorphen (phenylephrine HCl injection) is an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia.

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

Results of Operations

We received FDA approval for our Biorphen® product in October 2019 and began commercializing the product in December 2019. Biorphen sales are currently our only source of revenue, however we expect to receive revenue from additional products in the latter part of 2020 and beyond. (Note: Dollar amounts are listed in thousands below).

Research and Development Expenses

For the three-month periods ended March 31, 2020 and 2019, we incurred $6,268 and $6,465 of research and development expenses (“R&D”), respectively. The 2020 period includes $4,764 in expense for the licensing payments for the U.S. rights to Alkindi® Sprinkle and the 2019 period includes $3,000 for licensing payments related to related to the U.S. rights for Biorphen and ET-203. The full comparative three-month detail of our R&D expense is listed in the table below and reflects an overall $197 lower expense level in 2020 mainly due $435 in reduced overall product milestone spending partially offset by increased compensation expense in March 2020.

Set forth in the table below is our research and development spending for our current product candidates and general product development expenses for the three-month periods ended March 31, 2020 and 2019. We currently have five employees that support our overall product development and laboratory product testing operations. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below.

	Three months ended March 31, 2020	Three months ended March 31, 2019
DS-200	$—	$1,656
DS-300	401	559
Biorphen	65	2,000
ET-203	—	1,000
Alkindi Sprinkle	4,764	—
Other products	163	613
Indirect expenses	875	637
TOTAL	$6,268	$6,465

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended March 31, 2020 and 2019, we incurred $2,610 and $1,589, respectively, of G&A expenses. The $1,021 increase in G&A expense was mainly due to $268 in increased compensation expenses, $538 in higher product marketing/distribution expenses related to Biorphen commercialization, and $178 of increased legal expenses mainly due to our initiating a Paragraph IV patent challenge related to one of our product candidates.

Interest and other (expense) income

In comparing the three-month periods ended March 31, 2020 and 2019, net interest expense increased by $312 as a result of $195 in interest expense associated with borrowings under our SWK Credit agreement and $117 in reduced interest income due to lower interest rates and lower levels of cash and cash equivalents in 2020.

We incurred a net loss of $9,049 and $7,410 for the three-month periods ended March 31, 2020 and 2019, respectively.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net cash used in operating activities	$(7,217)	$(6,767)
Cash used in investing activities	(4)	(388)
Cash flows from financing activities	7,490	4
Change in cash and cash equivalents	$269	$(7,151)

The increase in cash used in operating activities was primarily a result of higher operating losses due to increased G&A spending, inventory stocking for Biorphen to support expected sales demand, and the timing for FDA filing fees and product development milestone disbursements. Investing activities consist primarily of capital expenditures for setting up our new laboratory facility in 2019. The financing activity was primarily the result of the sales of our common stock in March 2020.

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

Revenue Recognition

Our revenues for the first three months of 2020 for $99 resulted from our sales of our Biorphen product which we launched in December 2019 and sales for the three months ended March 31, 2019 of $500 resulted from the sale of our EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). We expect to generate future revenues from direct sales of our FDA-approved Biorphen® product as well as products we have in development which will typically require advance review and approval by the FDA. Additionally, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

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

We estimate the fair value of stock-based option awards using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with limited weighting for our volatility experience from the date of our IPO in November 2018, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2020, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the three-month period ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition, and results of operations, and you should carefully consider them. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2019 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The risk factor below constitutes an update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 5, 2020.

The coronavirus, or COVID-19, pandemic could materially adversely affect our business, results of operations, and financial condition.

On January 30, 2020, the World Health Organization (the WHO) declared that the recent novel coronavirus disease (COVID-19) outbreak was a public health emergency of international concern, and on March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world, including in many countries in which we operate. Ongoing and future effects of COVID-19 (or any future pandemic) on all aspects of our operations, and the duration of such effects, are highly uncertain and difficult to predict. We anticipate that COVID-19 will likely have a significant adverse impact on our business, results of operations, and financial condition.

The continued spread of COVID-19 could adversely affect our product candidate development programs, including product manufacturing and associated analysis and testing through our third-party contract research organizations (CROs). Additionally, COVID-19 could postpone necessary interactions with regulators regarding our products in development and could delay review or approval of our regulatory submissions.

COVID-19 could adversely affect our ability to source materials and supplies and successfully manufacture and distribute our product candidates and approved products. The outbreak could result in reduced operations of third-party suppliers of raw materials and supplies upon whom we rely or otherwise limit our ability to obtain sufficient materials and supplies necessary for production of our products. If we or any third party in our supply or distribution chain are adversely impacted by the COVID-19 outbreak, including required closures, staffing shortages, production slowdowns and disruptions in delivery systems, our operations may be disrupted, limiting our ability to manufacture and distribute our product candidates for testing and research and development operations and our products for commercial sales.

Our commercial operations also may be adversely impacted by the COVID-19 pandemic. For example, Biorphen® is administered via infusions in a clinic or hospital setting and/or by a healthcare professional. Treating COVID-19 patients has become the priority for many healthcare facilities and workers, so it has become, and may continue to be, difficult for some of our patients to receive therapies that are administered by infusion. The pandemic has limited our sales force’s ability to promote our products to distributors, hospitals, clinics, doctors and pharmacies, which could adversely affect our revenues and results of operations and industry conferences to inform and promote the use of Biorphen have been cancelled.

In addition, COVID-19 could adversely affect our workforce and the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-at-home policies for employees whose jobs do not require them to be onsite. Increased reliance by us and the companies with which we do business on personnel working from home may negatively impact productivity, increase cyber security risk, create data accessibility issues, increase the risk for communication disruptions, or otherwise disrupt or delay normal business operations. For our employees whose jobs require them to be onsite, we have taken precautions to avoid the spread of COVID-19 among our employees, but we cannot guarantee our workforce will not face an outbreak that could adversely impact our operations.

While the long-term economic impact and the duration of the COVID-19 outbreak may be difficult to predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially adversely affect our business and the value of our common stock and convertible notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the registrant’s current report on Form 8-K filed with the SEC on March 30, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

May 14, 2020	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

