Form 10-K/A
period 2019-12-31
Eton Pharmaceuticals, Inc.
filed 2020-05-21
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of February 28, 2020, the registrant had 17,882,486 shares of common stock, $0.001 par value per share, outstanding.

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

Explanatory Notes.

1. Pursuant to the request of the Staff of the Division of Corporation Finance, the registrant hereby amends the third paragraph on page 6 of its Annual Report on Form 10-K for the year ended December 31, 2019 (paragraph 3 in Item 1. Business – Licensing Arrangements) to read in its entirety as follows:

ET-105. On June 12, 2019, we entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to ET-105. Pursuant to the terms of the ET-105 License Agreement, we will be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. We paid Aucta a licensing payment of $2,000,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,000,000 upon FDA approval and the commencement of commercial sales of the product and another $1,000,000 upon issuance of an Orange-book listed patent. Aucta will receive a royalty of fifteen percent of net sales and will be entitled to receive additional milestone payments of up to $18,000,000 in total based on commercial success of the product, including: $1,000,000 when net sales exceed $10 million in a calendar year; $2,000,000 when net sales exceed $20 million in a calendar year; $5,000,000 when net sales exceed $50 million in a calendar year; and $10,000,000 when net sales exceed $100 million in a calendar year.

2. Pursuant to the request of the Staff of the Division of Corporation Finance, the registrant hereby amends the second paragraph on page 7 of its Annual Report on Form 10-K for the year ended December 31, 2019 (paragraph 5 in Item 1. Business – Licensing Arrangements) to read in its entirety as follows:

On February 18, 2019, we entered into an Asset Purchase Agreement with Bausch. Pursuant to the Asset Purchase Agreement, we sold all of our right, title and interest in EM-100 in the United States, including any such product that incorporates or utilizes our intellectual property rights with respect to EM-100. Pursuant to the Asset Purchase Agreement, Bausch paid us an upfront payment of $500,000 and Bausch is required to pay us a milestone payment of $1,500,000 upon the first sale of the product. Bausch is required to pay us a royalty of twelve percent of net sales for a period of 10 years from the date of the first commercial sale of the first single agent EM-100 product in the United States. In the event that any product with the same sole active pharmaceutical ingredient (“API”) as EM-100 is launched in the United States by any person other than Bausch (or its affiliates) during the term of Bausch’s royalty commitment, then the royalty rate will be reduced to a lower specified percentage. In the event that EM-100’s market share in the territory falls below a certain percentage of the target market during the term of Bausch’s royalty commitment, then the royalty rate will be further reduced to a lower specified percentage.

2

Exhibit Index

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

May 21, 2020	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

4