Form 10-Q
period 2020-06-30
Eton Pharmaceuticals, Inc.
filed 2020-08-12
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, Eton Pharmaceuticals, Inc. had outstanding 20,956,033 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,270	$12,066
Accounts receivable, net	—	473
Inventory	1,709	380
Prepaid expenses and other current assets	844	2,090
Total current assets	12,823	15,009

Property and equipment, net	938	1,117
Intangible assets, net	650	725
Operating lease right-of-use assets, net	96	160
Other long-term assets, net	52	61
Total assets	$14,559	$17,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,953	$575
PPP loan, current portion	159	—
Accrued liabilities	627	1,388
Total current liabilities	2,739	1,963

Long-term debt, net of discount and including accrued fees	4,587	4,540
Long-term portion of PPP loan	202	—
Operating lease liabilities, net of current portion	—	19

Total liabilities	7,528	6,522

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 20,956,033 and 17,877,486 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	21	18
Additional paid-in capital	84,977	74,720
Accumulated deficit	(77,967)	(64,188)
Total stockholders’ equity	7,031	10,550

Total liabilities and stockholders’ equity	$14,559	$17,072

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$20	$—	$119	$—
Licensing revenue	—	—	—	500
Total revenues	20	—	119	500

Cost of product sales	28	—	130	—

Gross (loss) profit	(8)	—	(11)	500

Operating expenses:
Research and development	1,609	1,439	7,877	7,904
General and administrative	2,921	1,910	5,531	3,499
Total operating expenses	4,530	3,349	13,408	11,403

Loss from operations	(4,538)	(3,349)	(13,419)	(10,903)

Other (expense) income:
Interest and other (expense) income, net	(192)	100	(360)	244

Loss before income tax expense	(4,730)	(3,249)	(13,779)	(10,659)

Income tax expense	—	—	—	—

Net Loss	$(4,730)	$(3,249)	$(13,779)	$(10,659)
Net loss per share, basic and diluted	$(0.23)	$(0.18)	$(0.70)	$(0.61)
Weighted average number of common shares outstanding, basic and diluted	21,005	17,733	19,574	17,618

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2020 and 2019

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2020	20,761,960	$21	$83,836	$(73,237)	$10,620

Stock-based compensation	15,190	—	714	—	714

Stock option exercises	64,878		66	—	66

Employee stock purchase plan	14,005	—	64	—	64

Proceeds from sales of common stock, net of offering costs	100,000	—	297	—	297

Net loss	—	—	—	(4,730)	(4,730)

Balances at June 30, 2020	20,956,033	$21	$84,977	$(77,967)	$7,031

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2019	17,627,928	$18	$72,502	$(53,278)	$19,242

Stock-based compensation	—	—	505	—	505

Stock option exercises	70,000	—	73	—	73

Employee stock purchase plan	23,083	—	128	—	128

Stock warrant exercises	42,034	—	—	—	—

Net loss	—	—	—	(3,249)	(3,249)

Balances at June 30, 2019	17,763,045	$18	$73,208	$(56,527)	$16,699

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2020 and 2019

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	15,190	—	1,079	—	1,079

Stock option exercises	69,878		97	—	97

Employee stock purchase plan	14,005	—	64	—	64

Proceeds from sales of common stock, net of offering costs	2,600,000	3	7,753	—	7,756

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Net loss	—	—	—	(13,779)	(13,779)

Balances at June 30, 2020	20,956,033	$21	$84,977	$(77,967)	$7,031

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	850	—	850

Stock option exercises	90,000	—	77	—	77

Employee stock purchase plan	23,083	—	128	—	128

Stock warrant exercises	42,034	—	—	—	—

Net loss	—	—	—	(10,659)	(10,659)

Balances at June 30, 2019	17,763,045	$18	$73,208	$(56,527)	$16,699

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash flows from operating activities
Net loss	$(13,779)	$(10,659)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,079	850
Common stock issued for product candidate licensing rights	1,264	—
Depreciation and amortization	326	178
Debt discount amortization	50	—
Changes in operating assets and liabilities:
Accounts receivable	473	—
Inventory	(1,329)	—
Prepaid expenses and other assets	1,251	(1,052)
Accounts payable	1,378	(69)
Accrued liabilities	(783)	(211)
Net cash used in operating activities	(10,070)	(10,963)

Cash used in investing activities
Purchases of property and equipment	(4)	(1,030)

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	7,756	—
Proceeds from PPP loan	361	—
Proceeds from employee stock purchase plan and stock option exercises	161	205
Net cash provided by financing activities	8,278	205

Change in cash and cash equivalents	(1,796)	(11,788)
Cash and cash equivalents at beginning of period	12,066	26,735
Cash and cash equivalents at end of period	$10,270	$14,947

Supplemental disclosures of cash flow information
Cash paid for interest	$358	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware corporation on April 27, 2017 and was initially set up as a wholly owned subsidiary of Harrow Health, Inc. or “Harrow” (fka Imprimis Pharmaceuticals, Inc.). In June 2017, the Company raised $20,055 in start-up capital through a private sale of preferred stock and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. In November 2018, the Company completed an initial public offering (the “IPO”) and received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses. In November 2019, the Company entered into a credit agreement and received net proceeds of $4,750 (see Note 5), and in March and April 2020, Eton received net proceeds of $7,756 from the sale of shares of its common stock (see Note 6).

Eton is a specialty pharmaceutical company focused on developing, acquiring, and commercializing innovative products. Eton is primarily focused on hospital injectable and pediatric rare disease products.

Note 2 — Liquidity Considerations

As of June 30, 2020, the Company had an accumulated deficit of $77,967 and for the six months ended June 30, 2020, the Company had net cash used in operating activities of $10,070.

To date, the Company has generated limited revenues and has incurred negative cash flows from operating activities since its inception in 2017. The Company received its first product approval from the U.S. Food and Drug Administration (“FDA”), Biorphen®, in October 2019 and currently believes its future revenues and its existing cash and cash equivalents of $10,270 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including expected sales for Biorphen and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected, and accordingly, could seek to obtain additional capital through equity financings, make additional drawings under its current credit agreement (see Note 5), the sale of additional debt, or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is not able to achieve significant revenues from product sales and licensing, encounters delays in completing its product development and obtaining regulatory approval for its product candidates, and is unable to obtain such additional financing, its operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the periods ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six-month periods ended June 30, 2020 and 2019 are also unaudited. The results for the six-month period ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. To date, a $750 payment related to the approval of the Company’s Biorphen product has been capitalized and that cost is being amortized over five years.

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

The Company accounts for contracts with its customers in accordance with ASC 606 — Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company sells Biorphen in the U.S. to wholesale pharmaceutical distributors, which then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, the Company pays fees to wholesalers for their distribution services, inventory reporting and chargeback processing. The Company pays GPO fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from its sales of Biorphen, and accordingly it applies these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when the Company issues credits on returned product.

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

The Company recognizes revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss, and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Upon recognition of revenue from product sales of Biorphen, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. The Company monitors actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from the Company’s estimates, it will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock awards (“RSA”), restricted stock units (“RSU’”), stock options and warrants, outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at June 30, 2020 and 2019 were 3,307,335 and 3,460,950, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, PPP loan and long-term debt obligation. The carrying amounts of these financial instruments, except for the PPP loan and long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the PPP loan and long-term debt obligation approximate their fair values.

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Computer hardware and software	$174	$174
Furniture and fixtures	134	133
Equipment	994	994
Leasehold improvements	155	152
Construction in progress	—	9
	1,457	1,462
Less: accumulated depreciation	(519)	(345)
Property and equipment, net	$938	$1,117

Depreciation expense for the three-month periods ended June 30, 2020 and 2019 was $87 and $89, respectively. Depreciation expense for the six-month periods ended June 30, 2020 and 2019 was $174 and $111, respectively.

Note 5 — Long-Term Debt

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provides for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock (see Note 6), the Company and SWK amended the SWK Credit Agreement. The amendment provides the Company with the option to immediately draw $2,000 and can borrow an additional $3,000 upon the FDA approval of both its EM-100 product candidate and another one of its other product candidates. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until May 2022 and then will pay 5.5% of the loan principal balance commencing on May 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. The Company is currently in the process of negotiating covenant targets for EBITDA and revenue for the SWK Credit Agreement.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 5 — Long Term Debt (continued)

SWK Loan

Interest expense of $386 was recorded during the six months ended June 30, 2020 which included $50 of debt discount amortization. As of June 30, 2020, $63 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of June 30, 2020.

Amount
2020	$359
2021	607
2022	1,364
2023	1,327
2024	3,991
Total payments	7,648
Less: amount representing interest	(2,648)
Loan payable, gross	5,000
Less: unamortized discount	(413)
Long-term debt, net of unamortized discount	$4,587

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. The loan bears a 1.0% annual interest rate and is payable in monthly installments commencing on November 4, 2020 until paid in full on May 4, 2022. The Company recorded $1 in interest expense for the three-month period ended June 30, 2020. The Company intends to pursue full or partial forgiveness of the loan as permitted under the applicable SBA guidelines for PPP loans.

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

In March and April 2020, the Company entered into securities purchase agreements with various investors and sold an aggregate of 2,600,000 shares of its common stock at a price of $3.00 per share and received $7,756 in net proceeds after deducting issuance costs associated with the sale.

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

During the six months ended June 30, 2020, the Company issued 69,878 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). In April 2020, the Company issued 15,190 shares of its common stock as an RSA to a new employee. This RSA vests 25% every three months and will be 100% vested in April 2021. In June 2020, the Company issued 14,005 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”).

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at June 30, 2020 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants – 2017 Preferred Stock Offering	607,096	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants - Debt	51,239	$5.86
Total	1,672,335	$3.13 (Avg	)

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

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2018 Plan as detailed below. There were 510,746 shares available for future issuance under the 2018 Plan as of June 30, 2020.

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

For the three months ended June 30, 2020 and 2019, the Company’s total stock-based compensation expense was $714 and $505, respectively. Of these amounts, $651 and $421 was recorded in general and administrative expenses, respectively, and $63 and $84 was recorded in research and development expenses, respectively.

For the six months ended June 30, 2020 and 2019, the Company’s total stock-based compensation expense was $1,079 and $850, respectively. Of these amounts, $976 and $690 was recorded in general and administrative expenses, respectively, and $103 and $160 was recorded in research and development expenses, respectively.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	1,829,878	$4.01	8.1	$6,014
Issued	1,302,000	$3.65
Exercised	(69,878)	$1.39
Forfeited/Cancelled	(225,000)	$5.86
Options outstanding as of June 30, 2020	2,837,000	$3.76	8.6	$5,949
Options exercisable at June 30, 2020	895,521	$3.65	7.7	$2,177
Options vested and expected to vest at June 30, 2020	2,787,000	$3.81	8.6	$5,746

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the six months ended June 30, 2020 under the BSM were as follows:

Expected dividends	—%
Expected volatility	95%
Risk-free interest rate	0.4 - 0.7%
Expected term	5.3 – 6.3 years
Weighted average fair value	$2.76

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of June 30, 2020, there was a total of $5,160 of unrecognized compensation costs related to non-vested stock option and restricted awards. In the six-month period ended June 30, 2020, there were four stock option exercises which totaled 69,878 shares at an average exercise price of $1.39 per share with an intrinsic value of $139. There were four stock option exercises for 90,000 shares during the six months ended June 30, 2019 at an average exercise price of $0.86 per share with an intrinsic value of $599.

In December 2018, the Company’s board of directors approved and adopted an initial offering of the Company’s common stock under the Company’s 2018 ESPP. The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of June 30, 2020, there were 391,110 shares available for issuance under the ESPP.

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

For the first six months of 2020 and 2019 there were 14,005 and 23,083 share issuances under the ESPP. The weighted average grant date fair value of share awards in the first six months of 2020 and 2019 was $2.43 and $2.57, respectively. Employees contributed $66 and $141 via payroll deductions during the six months ended June 30, 2020 and 2019, respectively. The Company recorded an expense of $33 and $75 related to the ESPP in the six-month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the accompanying condensed balance sheets include $9 and $16, respectively, in accrued liabilities for remaining employee ESPP contributions.

Note 9 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. The Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. In July 2018, the Company determined that one of the products was not viable for its portfolio of product opportunities and cancelled the licensing agreement and the product rights were returned to Harrow.

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

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company is responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which will be paid by Eyemax. The Company was also responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of June 30, 2020 or December 31, 2019.

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties of twelve percent of net sales of Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company. The royalty from Bausch is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due under the terms of the Amended Agreement as of June 30, 2020 or December 31, 2019. The FDA revised the target action date for EM-100 from August 10, 2020 to September 15, 2020.

The Company acquired the DS-200 product and all related intellectual property and government approvals pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the Company’s CEO. Pursuant to the Selenix Agreement, the Company paid Selenix $1,500 at signing, which was recorded as a component of R&D expense and paid $1,500 in April 2019 upon submission of an NDA on March 13, 2019 which was reflected as a component of R&D expense in 2019. The Company will pay $1,000 upon FDA approval of the DS-200 product. The Company has also agreed to pay Selenix 50% of the net profit from the sale of the product for the first 10 years following the date of the Selenix Agreement. There were no amounts due under the terms of the Selenix Agreement as of June 30, 2020 or December 31, 2019.

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

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $14 and $20, respectively, for the three months ended June 30, 2020 and $14 and $20, respectively, for the three months ended June 30, 2019. The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $28 and $41, respectively, for the six months ended June 30, 2020 and $28 and $43, respectively, for the six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $65 for the six months ended June 30, 2020. The ROU asset amortization for the three and six-month periods ended June 30, 2020 was $33 and $64, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. The ROU asset amortization for the three and six-month periods ended June 30, 2019 was $30 and $59, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of June 30, 2020, the weighted-average remaining lease term was 0.7 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2020 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$96
Total leased assets		$96
Liabilities
Operating lease liabilities, current	Accrued liabilities	$87
Total operating lease liabilities		$87

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois and its laboratory facility in Lake Zurich, Illinois as of June 30, 2020 are as indicated below:

	Total	2020	2021	2022	Thereafter
Undiscounted lease payments	$89	70	19	—	—
Less: Imputed interest	(2)
Total lease liabilities	$87

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

The Company acquired the exclusive rights to sell the DS-300 product in the United States pursuant to a sales and marketing agreement dated November 17, 2017 with an unaffiliated third party (the “Sales Agreement”). Pursuant to the Sales Agreement, the licensor is responsible for obtaining FDA approval, at its expense, and the Company is responsible for commercializing the product in the United States at its expense. The Company will be responsible for Paragraph IV litigation management and expense for the product and will be entitled to 62.5% of the net profit from the sale of the product. The initial term is for the first 10 years following the first commercial sale of the product.

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

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to ET-105, a product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company will be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,000 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. Aucta will receive a 15% royalty on net sales and will be entitled to receive milestone payments of up to $18,000 based on commercial success of the product, including:

●	$1,000 when net sales exceed $10 million in a calendar year
●	$2,000 when net sales exceed $20 million in a calendar year
●	$5,000 when net sales exceed $50 million in a calendar year
●	$10,000 when net sales exceed $100 million in a calendar year

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (NDA) is currently under review with the FDA for approval as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age. The application has been assigned a Prescription Drug User Fee Act (PDUFA) date of September 29, 2020.

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which was valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020 (see Note 6). The total amount of $4,764 was recorded as a component of research and development expense in the Company’s condensed statement of operations for the six-month period ended June 30, 2020.

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2020 or December 31, 2019.

Note 12 — Subsequent Events

On August 11, 2020, the Company’s existing credit facility with SWK Holdings was amended and will provide for an increase of the credit facility from $10,000 up to $15,000 upon the FDA approval of Alkindi Sprinkle. At execution of the amendment, Eton agreed to draw $2,000. In addition, the facility’s interest rate will be reduced in the future when certain performance metrics are achieved.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2019 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing innovative pharmaceutical products and we have particularly targeted hospital injectable and pediatric rare disease products. We seek to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. We pursue what we perceive to be low-risk candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients.

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

Results of Operations

We received FDA approval for our Biorphen® product in October 2019 and began commercializing the product in December 2019. We have encountered difficulty in creating significant market pull-through demand for Biorphen in 2020 as our in-person sales calls to key personnel at hospitals and surgical centers and introductory product presentation seminars were cancelled as a result of the COVID-19 pandemic. We are working on other promotional efforts to drive further adoption in the market, but we expect that our Biorphen sales and marketing efforts will continue to be adversely affected by the pandemic in 2020. Biorphen sales are currently our only source of revenue, however we expect to receive revenue from additional products in the latter part of 2020 and beyond. (Note: Dollar amounts are listed in thousands below).

Revenues

For the three-month period ended June 30, 2020 we realized $20 in net sales of Biorphen primarily as a result of the COVID-19 pandemic marketing and promotion factors discussed above. There were no revenues for the three-month period ended June 30, 2019.

For the six-month period ended June 30, 2020 we realized $119 in net sales of Biorphen primarily as a result of the COVID-19 pandemic marketing and promotion factors discussed above. Revenues for the six-month period ended June 30, 2019 of $500 reflected the sale of our EM-100 product to Bausch Health in February 2019.

Research and Development Expenses

For the three-month periods ended June 30, 2020 and 2019, we incurred $1,609 and $1,439, respectively, of research and development expenses (“R&D”). The full comparative three-month detail of our R&D expense is listed in the table below and reflects an overall $170 higher expense level in 2020 mainly due to increased general product development partially offset by decreased compensation and laboratory spending expense in the 2020 period.

For the six-month periods ended June 30, 2020 and 2019, we incurred $7,877 and $7,904, respectively, of R&D. The 2020 period includes $4,764 in expense for the licensing payments for the U.S. rights to Alkindi® Sprinkle and the 2019 period includes $2,000 for licensing payments related to the U.S. rights for Biorphen. The full comparative six-month detail of our R&D expense is listed in the table below and reflects an overall $27 lower expense level in 2020.

Set forth in the table below is our research and development spending for our current product candidates and general product development expenses for the three and six-month periods ended June 30, 2020 and 2019. We currently have five employees that support our overall product development and laboratory product testing operations. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
DS-200	$12	$168	$12	$1,824
Biorphen	211	30	276	2,030
Alkindi Sprinkle	10	—	4,774	—
Other products	921	474	1,485	2,646
Indirect expenses	455	767	1,330	1,404
TOTAL	$1,609	$1,439	$7,877	$7,904

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended June 30, 2020 and 2019, we incurred $2,921 and $1,910, respectively, of G&A expenses. The $1,011 increase in G&A expense was mainly due to increased legal expenses due to our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection), increased compensation expenses, higher product marketing/distribution expenses related to Biorphen commercialization.

For the six-month periods ended June 30, 2020 and 2019, we incurred $5,531 and $3,499, respectively, of G&A expenses. The $2,032 increase in G&A expense was mainly due to increased legal expenses due to our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection), higher product marketing/distribution expenses related to Biorphen commercialization and increased compensation expenses.

Interest and other (expense) income

In comparing the three-month periods ended June 30, 2020 and 2019, net interest expense increased by $292 as a result of $193 in interest expense mainly associated with borrowings under our SWK Credit agreement and $99 in reduced interest income due to lower interest rates and lower levels of cash and cash equivalents in 2020. For the six-month periods ended June 30, 2020 and 2019, net interest expense increased by $604 as a result of $388 in interest expense mainly associated with borrowings under our SWK Credit agreement and $216 in reduced interest income due to lower interest rates and lower levels of cash and cash equivalents during 2020.

We incurred a net loss of $4,730 and $3,249 for the three-month periods ended June 30, 2020 and 2019, respectively. The increased loss in the 2020 period was mainly a result of increased general and administrative expenses as discussed above.

We incurred a net loss of $13,779 and $10,659 for the six-month periods ended June 30, 2020 and 2019, respectively. The increased loss in the 2020 period was mainly a result of increased general and administrative expenses, the licensing revenue of $500 that was realized in 2019 and increased net interest expense as discussed above.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2020 and 2019:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Net cash used in operating activities	$(10,070)	$(10,963)
Cash used in investing activities	(4)	(1,030)
Cash flows from financing activities	8,278	205
Change in cash and cash equivalents	$(1,796)	$(11,788)

The decrease in cash used in operating activities was mainly due to the higher operating losses in 2020 being more than offset by favorable working capital changes when compared to the same period in 2019. Investing activities consisted primarily of capital expenditures for setting up our new laboratory facility in 2019 and only nominal equipment spending requirements in 2020. The increase in financing activity was primarily the result of the sales of our common stock in March and April 2020.

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

Revenue Recognition

Our revenues for the first six months of 2020 for $119 resulted from our sales of our Biorphen product which we launched in December 2019 and sales for the six months ended June 30, 2019 of $500 resulted from the sale of our EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). We expect to generate future revenues from direct sales of our FDA-approved Biorphen® product as well as products we have in development which will typically require advance review and approval by the FDA. Additionally, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of June 30, 2020, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the six-month period ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2019 10-K and 10-Q for the quarterly period ended March 31, 2020 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The risk factor below constitutes an update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020 and the risk factor included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on May 14, 2020.

We face uncertainty and risks related to the outbreak of the novel coronavirus disease, COVID-19, which could significantly disrupt our operations and may materially and adversely impact our business and financial conditions.

The COVID-19 Pandemic continues to evolve rapidly and the related risks and uncertainty could materially and adversely affect our business and financial conditions. The United States and many other countries have declared a national emergency with respect to the COVID-19 outbreak. The outbreak and government measures taken in response to the Pandemic have severely impacted global economic activity. Many countries and almost all states in the United States have reacted to the outbreak by implementing stay-at-home or quarantine orders, mandating certain business and school closures, enacting social distancing requirements, and restricting large gatherings and travel.

In response to the Pandemic, we have taken steps to protect the health and safety of our employees and comply with governmental mandates and restrictions while working to ensure the sustainability of our business operations.

Our sales force has been subject to limitations on their ability to visit physicians and we are utilizing virtual meeting platforms and other forms of social media to connect with our existing and potential customers and healthcare professionals. Our sales force has resumed in-person office visits in some areas and continues to work virtually in other territories based on the varying stay-at-home orders, restrictions and phased openings during the ongoing Pandemic. These restrictions and closures have also limited patient access to physicians, and we have experienced, and may continue to experience, a decrease in new orders for our products. The effects of these restrictions may negatively impact productivity and demand for our products, disrupt our business and delay development programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These restrictions and others in the future, as well as the continued uncertainty on the duration, scope and severity of the outbreak, could negatively impact our business, operating results and financial condition.

The ongoing spread of COVID-19 in the United States and the mitigation measures imposed may limit healthcare professional interaction, curtail patient visits to physicians and reduce the demand for our products in the future which could have a material adverse impact on our business. Moreover, to the extent that we or our partners are conducting clinical trials, the Pandemic could cause delays or disruptions in these or future development programs. The Pandemic could potentially impact the FDA or other regulatory authorities which could cause delays in meetings or review of pending applications or submissions and impact our business.

While the full economic impact and duration of the Pandemic and the mitigation measures may be difficult to assess or predict at this time, global economic conditions have already been adversely affected by the COVID-19 crisis and these conditions could have an adverse effect on our business including demand for our product, future revenue and operating results.

The global Pandemic continues to evolve rapidly and the ultimate impact is highly uncertain and subject to change. The full extent to which the Pandemic may impact our business or the economy as a whole is unknown and will depend on future developments, which are highly uncertain and cannot be predicted, such as the ultimate spread and rate of infection, the duration of the pandemic, travel restrictions and social distancing requirements, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise.  These effects could have a material and adverse impact on our business and operations.

To the extent the Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factor” section in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the registrant’s current report on Form 8-K filed with the SEC on March 30, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

August 12, 2020	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

