Form 10-Q
period 2020-09-30
Eton Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, Eton Pharmaceuticals, Inc. had outstanding 24,213,533 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,332	$12,066
Accounts receivable, net	—	473
Inventory	1,699	380
Prepaid expenses and other current assets	754	2,090
Total current assets	9,785	15,009

Property and equipment, net	854	1,117
Intangible assets, net	612	725
Operating lease right-of-use assets, net	63	160
Other long-term assets, net	81	61
Total assets	$11,395	$17,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,208	$575
PPP loan, current portion	219	—
Accrued liabilities	792	1,388
Total current liabilities	3,219	1,963

Long-term debt, net of discount and including accrued fees	6,496	4,540
Long-term portion of PPP and EIDL loans	292	—
Operating lease liabilities, net of current portion	—	19

Total liabilities	10,007	6,522

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 20,988,533 and 17,877,486 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	21	18
Additional paid-in capital	85,838	74,720
Accumulated deficit	(84,471)	(64,188)
Total stockholders’ equity	1,388	10,550

Total liabilities and stockholders’ equity	$11,395	$17,072

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$(161)	$—	$(42)	$—
Licensing revenue	—	—	—	500
Total revenues	(161)	—	(42)	500

Cost of product sales	(144)	—	(14)	—

Gross (loss) profit	(17)	—	(28)	500

Operating expenses:
Research and development	2,826	3,418	10,703	11,322
General and administrative	3,429	1,624	8,960	5,123
Total operating expenses	6,255	5,042	19,663	16,445

Loss from operations	(6,272)	(5,042)	(19,691)	(15,945)

Other (expense) income:
Interest and other (expense) income, net	(232)	77	(592)	321

Loss before income tax expense	(6,504)	(4,965)	(20,283)	(15,624)

Income tax expense	—	—	—	—

Net loss	$(6,504)	$(4,965)	$(20,283)	$(15,624)
Net loss per share, basic and diluted	$(0.31)	$(0.28)	$(1.01)	$(0.88)
Weighted average number of common shares outstanding, basic and diluted	21,052	17,878	20,070	17,706

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2020 and 2019

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2020	20,956,033	$21	$84,977	$(77,967)	$7,031

Stock-based compensation	—	—	724	—	724

Stock option exercises	32,500	—	43	—	43

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	94	—	94

Net loss	—	—	—	(6,504)	(6,504)

Balances at September 30, 2020	20,988,533	$21	$85,838	$(84,471)	$1,388

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2019	17,763,045	$18	$73,208	$(56,527)	$16,699

Stock-based compensation	—	—	537	—	537

Stock option exercises	44,122	—	77	—	77

Net loss	—	—	—	(4,965)	(4,965)

Balances at September 30, 2019	17,807,167	$18	$73,822	$(61,492)	$12,348

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2020 and 2019

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	15,190	—	1,803	—	1,803

Stock option exercises	102,378	—	140	—	140

Employee stock purchase plan	14,005	—	64	—	64

Proceeds from sales of common stock, net of offering costs	2,600,000	3	7,753	—	7,756

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	94	—	94

Net loss	—	—	—	(20,283)	(20,283)

Balances at September 30, 2020	20,988,533	$21	$85,838	$(84,471)	$1,388

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	1,387	—	1,387

Stock option exercises	134,122	—	154	—	154

Employee stock purchase plan	23,083	—	128	—	128

Stock warrant exercises	42,034	—	—	—	—

Net loss	—	—	—	(15,624)	(15,624)

Balances at September 30, 2019	17,807,167	$18	$73,822	$(61,492)	$12,348

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash flows from operating activities
Net loss	$(20,283)	$(15,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,803	1,387
Common stock issued for product candidate licensing rights	1,264	—
Depreciation and amortization	490	299
Debt discount amortization	85	—
Changes in operating assets and liabilities:
Accounts receivable	473	—
Inventory	(1,319)	—
Prepaid expenses and other assets	1,305	426
Accounts payable	1,633	(403)
Accrued liabilities	(615)	(263)
Net cash used in operating activities	(15,164)	(14,178)

Cash used in investing activities
Purchases of property and equipment	(6)	(1,062)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	1,965	—
Proceeds from sales of common stock, net of offering costs	7,756	—
Proceeds from PPP and EIDL loans	511	—
Proceeds from employee stock purchase plan and stock option exercises	204	282
Net cash provided by financing activities	10,436	282

Change in cash and cash equivalents	(4,734)	(14,958)
Cash and cash equivalents at beginning of period	12,066	26,735
Cash and cash equivalents at end of period	$7,332	$11,177

Supplemental disclosures of cash flow information
Cash paid for interest	$545	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Relative fair value of common stock warrants issued in connection with debt	$94	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware corporation on April 27, 2017 and was initially set up as a wholly owned subsidiary of Harrow Health, Inc. or “Harrow” (fka Imprimis Pharmaceuticals, Inc.). In June 2017, the Company raised $20,055 in start-up capital through a private sale of preferred stock and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. In November 2018, the Company completed an initial public offering (the “IPO”) and received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses. In November 2019, the Company entered into a credit agreement and received net proceeds of $4,750 and in August 2020 the Company received net proceeds of $1,965 under the credit agreement (see Note 5). In March and April 2020, Eton received net proceeds of $7,756 from the sale of shares of its common stock (see Note 6). In October 2020, the Company received net proceeds of approximately $21,040 from a public offering for its shares (see Note 12).

Eton is a specialty pharmaceutical company focused on developing, acquiring, and commercializing innovative products. Eton is primarily focused on hospital injectable and pediatric rare disease products. The Company seeks to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. Eton pursues what it perceives to be low-risk product candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for the Company to bring the product to patients.

Note 2 — Liquidity Considerations

As of September 30, 2020, the Company had an accumulated deficit of $84,471 and for the nine months ended September 30, 2020, the Company had net cash used in operating activities of $15,164.

To date, the Company has generated limited revenues and has incurred negative cash flows from operating activities since its inception in 2017. The Company received its first product approval from the U.S. Food and Drug Administration (“FDA”), Biorphen®, in October 2019 and currently believes its future revenues and its cash and cash equivalents of $7,332 as of September 30, 2020 combined with the $21,040 of net proceeds from its October 2020 public offering discussed in Note 1 above will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of the filing of this Report. This estimate is based on the Company’s current assumptions, including expected sales for Biorphen and Alkindi Sprinkle and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected, and accordingly, could seek to obtain additional capital through equity financings, additional drawdowns under its current credit agreement (see Note 5), the sale of additional debt, or through other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is not able to achieve significant revenues from product sales and licensing, encounters delays in completing its product development and obtaining regulatory approval for its product candidates, and is unable to obtain such additional financing, its operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the periods ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine-month periods ended September 30, 2020 and 2019 are also unaudited. The results for the nine-month period ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

Revenue Recognition for Contracts with Customers

The Company intends to generate its future revenues from direct sales of its approved Biorphen and Alkindi Sprinkle products as well as other of its products which are in development. In addition, the Company anticipates it will receive revenues from product licensing agreements for which it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

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

The Company estimates the transaction price when it receives each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. In September 2020, the Company reduced its estimated selling price for Biorphen through wholesalers and recorded a $192 reduction to revenue based on the shelf stock inventory held at its wholesale customers. The Company has developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees it pays. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

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

Cost of Product Sales

Cost of product sales consists of the profit-sharing fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers and freight and handling/storage costs from the Company’s 3PL logistics service provider. The cost of sales for profit-sharing fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. In the case where there is a loss under the profit-sharing arrangement, the Company is able to true-up and recover the loss from its development partners, as occurred with Biorphen in the three-month period ended September 30, 2020.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock awards (“RSA”), restricted stock units (“RSU’”), stock options and warrants, outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at September 30, 2020 and 2019 were 3,308,152 and 3,573,885, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, PPP and EIDL loans and long-term debt obligation. The carrying amounts of these financial instruments, except for the PPP and EIDL loans and long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the PPP and EIDL loans and long-term debt obligation approximate their fair values.

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

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Computer hardware and software	$175	$174
Furniture and fixtures	134	133
Equipment	994	994
Leasehold improvements	155	152
Construction in progress	1	9
	1,459	1,462
Less: accumulated depreciation	(605)	(345)
Property and equipment, net	$854	$1,117

Depreciation expense for the three-month periods ended September 30, 2020 and 2019 was $86 and $86, respectively. Depreciation expense for the nine-month periods ended September 30, 2020 and 2019 was $260 and $197, respectively.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 5 — Long-Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock (see Note 6), the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until May 2022 and then will pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. The Company is currently in the process of negotiating covenant targets for EBITDA and revenue for the SWK Credit Agreement.

In connection with the initial $5,000 borrowed in November 2019, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock with an exercise price of $5.86 per share. The relative fair value of these 51,239 warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%.

In connection with the additional $2,000 borrowed in August 2020, the Company issued warrants for 18,141 shares of its common stock at an exercise price of $6.62 per share. The relative fair value of the 18,141 warrants was $94 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $6.85 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 0.4%.

These warrants (the “SWK Warrants”) are exercisable immediately and have a term of seven years from the date of issuance. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 5 — Long Term Debt (continued)

Interest expense of $617 was recorded during the nine months ended September 30, 2020 which included $85 of debt discount amortization. As of September 30, 2020, $123 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of September 30, 2020.

Amount
2020	$247
2021	879
2022	2,202
2023	1,756
2024	5,299
Total payments	10,383
Less: amount representing interest	(3,383)
Loan payable, gross	7,000
Less: unamortized discount	(504)
Long-term debt, net of unamortized discount	$6,496

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. The loan bears a 1.0% annual interest rate and is payable in monthly installments commencing on November 4, 2020 until paid in full on May 4, 2022. The Company recorded $1 in interest expense for the nine-month period ended September 30, 2020. The Company intends to pursue full or partial forgiveness of the loan as permitted under the applicable SBA guidelines for PPP loans.

EIDL loan

On July 21, 2020, the Company received $150 in loan proceeds under the Economic Injury Disaster Loan program (“EIDL”) from the SBA. The loan bears a 3.75% annual interest rate and is payable in monthly installments commencing on July 21, 2021 until paid in full on July 21, 2050. The Company recorded $2 in interest expense for the nine-month period ended September 30, 2020.

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

During the nine months ended September 30, 2020, the Company issued 102,378 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). In April 2020, the Company issued 15,190 shares of its common stock as an RSA to a new employee. This RSA vests 25% every three months and will be 100% vested in April 2021. In June 2020, the Company issued 14,005 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”).

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at September 30, 2020 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants – 2017 Preferred Stock Offering	607,096	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt (Tranche #1)	51,239	$5.86
SWK Warrants – Debt (Tranche #2)	18,141	$6.62
Total	1,690,476	$3.17 (Avg)

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

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2018 Plan as detailed below. There were 453,246 shares available for future issuance under the 2018 Plan as of September 30, 2020.

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

For the three months ended September 30, 2020 and 2019, the Company’s total stock-based compensation expense was $724 and $537, respectively. Of these amounts, $647 and $460 was recorded in general and administrative expenses, respectively, and $77 and $77 was recorded in research and development expenses, respectively.

For the nine months ended September 30, 2020 and 2019, the Company’s total stock-based compensation expense was $1,803 and $1,387, respectively. Of these amounts, $1,623 and $1,150 was recorded in general and administrative expenses, respectively, and $180 and $237 was recorded in research and development expenses, respectively.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	1,829,878	$4.01	8.1	$6,014
Issued	1,372,000	$3.85
Exercised	(102,378)	$1.37
Forfeited/Cancelled	(237,500)	$5.72
Options outstanding as of September 30, 2020	2,862,000	$3.89	8.4	$11,492
Options exercisable at September 30, 2020	1,187,027	$3.71	7.8	$4,971
Options vested and expected to vest at September 30, 2020	2,812,000	$3.93	8.5	$11,166

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the nine months ended September 30, 2020 under the BSM were as follows:

Expected dividends	—%
Expected volatility	95%
Risk-free interest rate	0.4 - 0.7%
Expected term	5.3 – 6.1 years
Weighted average fair value	$2.91

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of September 30, 2020, there was a total of $4,810 of unrecognized compensation costs related to non-vested stock option and restricted awards. In the nine-month period ended September 30, 2020, there were six stock option exercises which totaled 102,378 shares at an average exercise price of $1.37 per share with an intrinsic value of $436. There were seven stock option exercises for 134,122 shares during the nine months ended September 30, 2019 at an average exercise price of $1.15 per share with an intrinsic value of $786.

In December 2018, the Company’s board of directors approved and adopted an initial offering of the Company’s common stock under the Company’s 2018 ESPP. The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2020, there were 391,110 shares available for issuance under the ESPP.

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

For the first nine months of 2020 and 2019 there were 14,005 and 23,083 share issuances under the ESPP. The weighted average grant date fair value of share awards in the first nine months of 2020 and 2019 was $2.43 and $2.57, respectively. Employees contributed $100 and $199 via payroll deductions during the nine months ended September 30, 2020 and 2019, respectively. The Company recorded an expense of $38 and $93 related to the ESPP in the nine-month periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the accompanying condensed balance sheets include $32 and $79, respectively, in accrued liabilities for remaining employee ESPP contributions.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch on February 18, 2019 and future potential royalties of twelve percent of net sales of Bausch sales of EM-100, pending an FDA approval for EM-100, will be split between Eyemax and the Company. The royalty from Bausch is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. In accordance with the FDA approval for EM-100 on September 24, 2020, the Company owed Eyemax $250 as of September 30, 2020. There were no amounts due at December 31, 2019.

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

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $13 and $21, respectively, for the three months ended September 30, 2020 and $13 and $21, respectively, for the three months ended September 30, 2019. The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $41 and $62, respectively, for the nine months ended September 30, 2020 and $41 and $64, respectively, for the nine months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $99 for the nine months ended September 30, 2020. The ROU asset amortization for the three and nine-month periods ended September 30, 2020 was $33 and $97, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. The ROU asset amortization for the three and nine-month periods ended September 30, 2019 was $31 and $90, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of September 30, 2020, the weighted-average remaining lease term was 0.5 years, and the weighted-average incremental borrowing rate was 7.8%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2020 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$63
Total leased assets		$63
Liabilities
Operating lease liabilities, current	Accrued liabilities	$53
Total operating lease liabilities		$53

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois and its laboratory facility in Lake Zurich, Illinois as of September 30, 2020 are as indicated below:

	Total	2020	2021	2022	Thereafter
Undiscounted lease payments	$54	35	19	—	—
Less: Imputed interest	(1)
Total lease liabilities	$53

On October 16, 2020, the Company negotiated a new two-year lease for its administrative offices in Deer Park, Illinois commencing on April 1, 2021 and ending on March 31, 2023.

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

On May 7, 2020, the Company announced that it has been confirmed as the first filer of a patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection). This case matter is still pending at this time.

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

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with LMW for ET-104 oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company will be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and will pay $325 based upon the FDA’s acceptance of the NDA for review which occurred on September 27, 2020, $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 are achieved within a calendar year. In addition, the Company is required to pay the licensor 35% of the net profit from product sales. The Agreement is for an initial term of 10 years from the date of the first commercial sale of the product. The Company will retain sole ownership of the NDA after expiration of the Agreement.

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company is responsible for marketing activities and Sintetica is responsible for development, manufacturing, and regulatory activities for the product. In 2019, the Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and paid $750 upon the commencement of commercial product shipments. Sintetica supplies Biorphen to the Company at its direct costs and the Company retains 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term commencing on November 26, 2019. There was a gross loss for the three-month period ended September 30, 2020 due to a September product price reduction through the Company’s wholesaler customers and the Company will true-up this amount due from Sintetica.

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

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (NDA) was approved by the FDA on September 29, 2020 as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age.

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which were valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020 (see Note 6). The total amount of $4,764 was recorded as a component of research and development expense in the Company’s condensed statement of operations for the nine-month period ended September 30, 2020. The Company will pay Diurnal $2,500 after the commercial launch subject to the product also obtaining orphan drug exclusivity status from the FDA.

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2020 or December 31, 2019.

Note 12 — Subsequent Events

On October 16, 2020, the Company completed a public offering for 3,220,000 shares of its common stock at a public offering price of $7.00 per share. The Company received approximately $21,040 of net proceeds from the offering.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2019 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2020.

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

In October 2019, we received FDA approval for Biorphen® which we are marketing in the United States. Biorphen (phenylephrine HCl injection) is an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. In September 2020, the FDA approved our Alkindi Sprinkle product as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age. In addition, the FDA approved EM-100, an eye allergy product which we sold to Bausch Health whereby we will receive royalties on sales of EM-100 which is expected to be launched in early 2021.

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

Results of Operations

We received FDA approval for our Biorphen® product in October 2019 and began commercializing the product in December 2019. We have encountered difficulty in creating significant market pull-through demand for Biorphen in 2020 as our in-person sales calls to key personnel at hospitals and surgical centers and introductory product presentation seminars were cancelled as a result of the COVID-19 pandemic. We are working on other promotional efforts to drive further adoption in the market, but we expect that our Biorphen sales and marketing efforts will continue to be adversely affected by the pandemic in 2020. In September 2020, we reduced the selling price for Biorphen, which we sell through wholesalers, and recognized a $192 reduction to revenue based on the shelf stock inventory held at our wholesale customers. Biorphen sales are currently our only source of revenue, however we expect to receive revenue from Alkindi Sprinkle in the latter part of 2020 as well as royalty/licensing fees and sales for additional products in future periods. (Note: dollar amounts are listed in thousands below).

Revenues

For the three-month period ended September 30, 2020 we had negative net sales of $161 for Biorphen due to the $192 wholesaler price reduction noted above combined with low sales volume primarily as a result of the COVID-19 pandemic marketing and promotion factors discussed above. This unfavorable sales impact was partially offset by a negative cost of sales of $144 based on the profit/(loss) sharing agreement with our product development partner for Biorphen. There were no revenues for the three-month period ended September 30, 2019.

For the nine-month period ended September 30, 2020 we realized a negative $42 in net sales of Biorphen mainly due to the $192 wholesaler price reduction noted above combined with low sales volume primarily as a result of the COVID-19 pandemic marketing and promotion factors discussed above. Revenues for the nine-month period ended September 30, 2019 of $500 reflected the sale of our EM-100 product to Bausch Health in February 2019.

Research and Development Expenses

For the three-month periods ended September 30, 2020 and 2019, we incurred $2,826 and $3,418, respectively, of research and development (“R&D”) expenses. The full comparative three-month detail of our R&D expense is listed in the table below and reflects an overall $592 lower expense level in 2020 mainly due to decreased product development spending for Lamotrigine partially offset by higher spending for Zonisamide and lower compensation and laboratory spending expense in the 2020 period.

For the nine-month periods ended September 30, 2020 and 2019, we incurred $10,703 and $11,322, respectively, of R&D expense. The 2020 period includes $4,764 in expense for the licensing payments for the U.S. rights to Alkindi® Sprinkle and the 2019 period includes $2,000 for licensing payments related to the U.S. rights for Biorphen and $1,853 for Selenium product development expenses. The full comparative nine-month detail of our R&D expense is listed in the table below and reflects an overall $619 lower expense level in 2020.

Set forth in the table below is our R&D spending for our current product candidates and general product development expenses for the three and nine-month periods ended September 30, 2020 and 2019. We currently have five employees that support our overall product development and laboratory product testing operations. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Alkindi Sprinkle	$1	$—	$4,775	$—
Biorphen	85	—	361	2,000
Lamotrigine	—	2,060	24	2,060
Zonisamide	1,797	367	1,814	762
Dehydrated Alcohol	—	29	12	1,853
Other products	473	321	1,917	2,602
Indirect expenses	470	641	1,800	2,045
TOTAL	$2,826	$3,418	$10,703	$11,322

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended September 30, 2020 and 2019, we incurred $3,429 and $1,624, respectively, of G&A expenses. The $1,085 increase in G&A expense was mainly due to increased spending for marketing/promotional activities towards the Alkindi Sprinkle launch, higher marketing/distribution spending for Biorphen commercialization, legal expenses due to our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection), and increased compensation expenses.

For the nine-month periods ended September 30, 2020 and 2019, we incurred $8,960 and $5,123, respectively, of G&A expenses. The $3,837 increase in G&A expense was mainly due to increased spending for marketing/promotional activities towards the Alkindi Sprinkle launch, higher marketing/distribution spending for Biorphen commercialization, legal expenses due to our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection), and increased compensation expenses.

Interest and other (expense) income

In comparing the three-month periods ended September 30, 2020 and 2019, net interest expense increased by $309 as a result of $232 in interest expense mainly associated with borrowings under our SWK Credit Agreement and $77 in reduced interest income due to lower interest rates and lower levels of cash and cash equivalents in 2020. For the nine-month periods ended September 30, 2020 and 2019, net interest expense increased by $913 as a result of $620 in interest expense mainly associated with borrowings under our SWK Credit Agreement and $293 in reduced interest income due to lower interest rates and lower levels of cash and cash equivalents during 2020.

We incurred a net loss of $6,504 and $4,965 for the three-month periods ended September 30, 2020 and 2019, respectively. The increased loss in the 2020 period was mainly a result of increased general and administrative expenses as discussed above.

We incurred a net loss of $20,283 and $15,624 for the nine-month periods ended September 30, 2020 and 2019, respectively. The increased loss in the 2020 period was mainly a result of increased general and administrative expenses, the licensing revenue of $500 that was realized in 2019 and increased net interest expense as discussed above.

Liquidity and Capital Resources

Our primary source of financing has been raising equity capital in the public markets and obtaining loans through SWK to support our product development projects along with marketing/distribution spending and working capital to support approved product launches. We believe our existing cash balances combined with the net proceeds of approximately $21,040 from our October 2020 stock offering will be sufficient to fund our business operations for at least the next twelve months from the date of the filing of this Report. We could use our available capital resources sooner than currently expected, and accordingly, would seek to obtain additional capital through equity financings, additional drawdowns under our current credit agreement with SWK Holdings, the sale of additional debt, or through other arrangements.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net cash used in operating activities	$(15,164)	$(14,178)
Cash used in investing activities	(6)	(1,062)
Cash flows provided by financing activities	10,436	282
Change in cash and cash equivalents	$(4,734)	$(14,958)

The increase in cash used in operating activities was mainly due to the higher operating losses in 2020 being partially offset by favorable working capital changes when compared to the same period in 2019. Investing activities consisted primarily of capital expenditures for setting up our new laboratory facility in 2019 and only nominal equipment spending requirements in 2020. The increase in financing activity was primarily the result of the sales of our common stock in March and April 2020 along with additional loan borrowings in August 2020.

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

Revenue Recognition

Our revenues for the first nine months of 2020 a negative $42 as a result of limited sales volumes for Biorphen and our reducing the selling price for Biorphen, which we sell through wholesalers, and recognizing a $192 reduction to revenue based on the shelf stock inventory held at our wholesale customers. Sales for the nine months ended September 30, 2019 of $500 resulted from the sale of our EM-100 product rights to Bausch Health Ireland Limited (“Bausch”) per an Asset Purchase Agreement dated February 18, 2019 (the “Asset Purchase Agreement”). We expect to generate future revenues from direct sales of our FDA-approved Biorphen® and Alkindi® Sprinkle product as well as products we have in development which will typically require advance review and approval by the FDA. Additionally, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

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

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, we pay fees to wholesalers for their distribution services, inventory reporting and chargeback processing. We pay GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from our sales of Biorphen, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of September 30, 2020, our cash equivalents and investments are invested exclusively in money market funds. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the nine-month period ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2020 which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2019 10-K and 10-Q for the quarterly periods ended March 31 and June 30, 2020 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

The risk factor below constitutes an update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020 and the risk factor included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 filed with the SEC on May 14, 2020 and June 30, 2020 filed with the SEC on August 12, 2020.

Our business is adversely affected by the ongoing coronavirus pandemic and the impact could be material.

The global COVID-19 pandemic has resulted in widespread requirements for individuals to stay in their homes and strained medical facilities worldwide, including certain aspects of our business. For example, we began commercializing our Biorphen product in December 2019, however we have encountered difficulty in creating significant market pull-through demand for Biorphen in 2020 as our in-person sales calls to key personnel at hospitals and surgical centers and introductory product presentation seminars were cancelled as a result of the COVID-19 pandemic. We are working on other promotional efforts to drive further adoption in the market, but we expect that our Biorphen sales and marketing efforts will continue to be adversely affected by the pandemic in 2020. COVID-19 may also affect our ability to complete recruitment and data analysis for our clinical trials and our ability to conduct research and development of our complement programs in our planned timeframe. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

●	delays or difficulties in enrolling patients in our human factor study for Lamotrigine Oral Suspension (ET-105);
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in promoting our products in-person, at conferences and at hospitals due to limitations on travel and in-person gatherings imposed or recommended by federal or state governments

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the registrant’s current report on Form 8-K filed with the SEC on March 30, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

November 12, 2020	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

