Form 10-K
period 2020-12-31
Eton Pharmaceuticals, Inc.
filed 2021-03-16
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2020 was approximately $64.2 million.

As of March 8, 2021, the registrant had 24,407,616 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements in this Annual Report and in our other reports with the Securities and Exchange Commission (the “SEC”), for example, may include statements regarding:

●	our ability to submit of our product candidates through the 505(b)(2) regulatory pathway for approval by the U.S. Food and Drug Administration (the “FDA”);

●	our ability to obtain FDA approval for any of our product candidates;

●	our ability to comply with all U.S. and foreign regulations concerning the development, manufacture and sale of our product candidates;

●	our ability to maintain, protect and enhance our intellectual property;

●	costs associated with initiating and defending intellectual property infringement and other claims;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	future acquisitions of or investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

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

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet patient need. Since the formation of our company in 2017, we have used our expertise in business development, regulatory, and product development to assemble a diversified portfolio of nine products and product candidates. All nine of our product candidates have now been submitted to the U.S. Food & Drug Administration (“FDA”) and three of them have been approved and commercially launched. We plan to continue growing our business through the acquisition of additional late-stage, high-value product candidates.

Product Portfolio

Our product portfolio is comprised of two categories: Orphan Drugs and Royalty Products.

Orphan Drugs

Our orphan drug product category is focused on commercializing products that treat the unmet needs of patients suffering from rare diseases. Our first orphan product, Alkindi Sprinkle®, was launched in the fourth quarter of 2020. As defined by the FDA, orphan drugs typically address diseases that impact fewer than 200,000 patients in the United States. Given these small patient populations, products are typically promoted with small, targeted sales forces and distributed through high-touch specialty pharmacies that provide comprehensive services to patients or caregivers. We expect to continue to grow our orphan drug product category and eventually commercialize multiple products. We are currently seeking to acquire late-stage orphan drug candidates and expect to add additional product candidates to our pipeline in the near-future.

Alkindi Sprinkle® We currently commercialize Alkindi Sprinkle in the United States. The product was approved by the FDA in September 2020 as a replacement therapy for Adrenocortical Insufficiency (AI) in children under 17 years of age. The product is the first and only FDA-approved granule hydrocortisone formulation for the treatment of AI designed for use in children. We launched Alkindi Sprinkle in December 2020 with a sales force targeting pediatric endocrinologists. We believe there are approximately 10,000 children currently suffering from AI in the United States. Alkindi Sprinkle is protected by four issued patents that extend to 2034.

In January 2021, we announced the acquisition of Canadian rights to Alkindi Sprinkle and we expect to pursue regulatory approval of the product in Canada in the near future.

Dehydrated Alcohol Injection. Our dehydrated alcohol injection product has been submitted to the FDA for the treatment of methanol poisoning. The application has been granted Orphan Drug Designation and is expected to receive seven years of market exclusivity upon its approval. We submitted the NDA for the product to the FDA in July 2020, and the application has been assigned a PDUFA date of May 27, 2021.

Royalty Products

Our royalty products category is comprised of products that Eton does not commercialize or products that do not require promotional activities. In certain cases, the products may be owned and commercialized by a partner that will pay Eton milestones, royalties, and/or profit shares from commercial sales. In other cases, Eton may retain ownership of the product, but the product may not require promotion or may be commercialized by a co-promotion partner.

Our royalty products category strategy allows us to monetize our vast experience and talent in business development, regulatory activities, and product development to generate high returns on our financial investments without being restricted by commercial organization limitations. Specifically, the royalty model allows us to pursue attractive product opportunities in a wide variety of dosage forms, therapeutic areas, and sales channels without being restricted to only pursue product opportunities that are complementary to a specific sales infrastructure. By avoiding the financial and human resources required to commercialize products, we believe we have created a highly scalable business model that can grow revenue significantly with minimal required growth in overhead expenses and headcount.

We believe our asset sales to Azurity Pharmaceuticals (“Azurity”) and Bausch Health Ireland Limited (“Bausch Health” ) have proven the validity of our business model and have established a successful track record. We expect the diversified portfolio of royalty interests that we have assembled to provide significant high-margin revenue to the company for years to come, and we expect to continue growing our portfolio. Future royalties may be acquired or created via a number of different strategies, including:

●	The Initiation of development on Eton’s internal product ideas to be licensed out to commercial partners in the future,
●	The licensing of existing development programs where Eton can provide development, regulatory and financial support to advance the programs and increase the asset’s value before selling or licensing it to a commercial partner, or
●	The acquisition of royalty interests in existing commercial products or development candidates.

Our current royalty products category includes seven products, two of which have been commercially launched and five of which are under review with the FDA.

Product	Marketing Partner	FDA Application Status	Eton Economics
Biorphen®	Xellia Pharmaceuticals	Approved	50% of Product Profit*
Alaway Preservative Free®	Bausch Health	Approved	12% of Net Sales
Zonisamide Oral Suspension	Azurity Pharmaceuticals	Filed (PDUFA: May 29, 2021)	Single-Digit Royalty on Net Sales**
Topiramate Oral Solution	Azurity Pharmaceuticals	Filed (PDUFA: Aug 6, 2021)	Single-Digit Royalty on Net Sales**
Lamotrigine for Oral Suspension	Azurity Pharmaceuticals	Filed	Single-Digit Royalty on Net Sales**
Cysteine Injection	Eton Pharmaceuticals	Filed	62.5% of Product Profit
Ephedrine Ready-to-Use Injection	Eton Pharmaceuticals	Filed (PDUFA Jun 18, 2021)	50% of Product Profit*

*Prior to sales commission/selling costs

**Eton also to receive a total of up to $45 million in development and commercial milestones

PDUFA: Prescription Drug User Fee Act Date

Biorphen®. Biorphen (phenylephrine) is the first and only FDA-approved formulation of ready-to-use phenylephrine injection. Biorphen in indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was approved in October 2019 and launched in December 2019. We estimate the current addressable market for ready-to-use phenylephrine to be more than ten million units of Biorphen annually. Biorphen primarily competes with FDA-approved formulations of concentrated phenylephrine injection, which must be diluted prior to administration to patients, and with unapproved formulations of ready-to-use phenylephrine sold by 503B compounding pharmacies. Eton owns the Biorphen new drug application (“NDA”), but the product is currently promoted by Xellia Pharmaceuticals’ hospital sales force under a co-promotion agreement. Eton pays Xellia Pharmaceuticals a commission on sales of the product in certain channels. Eton retains the right to exit the co-promotion agreement under certain conditions. We acquired U.S. marketing rights to the product in February 2019.

Alaway Preservative Free®. Alaway Preservative Free (ketotifen fumarate) is the first and only preservative-free ophthalmic product approved for the treatment of allergic conjunctivitis. The preservative-free formulation is designed to deliver an improved comfort profile to patients compared to currently available ketotifen ophthalmic products that contain preservatives. The product is sold via the over-the-counter channel. Currently the market for ketotifen ophthalmic products is estimated to be more than $75 million annually based on data from IRI and IQVIA. We sold the product rights to Bausch Health in February 2019. Bausch Health is responsible for commercialization of the product which was launched in February 2021. We are entitled to receive a $1.5 million milestone payment in conjunction with the launch of the product and will receive a double-digit percentage royalty on the product’s net sales.

Neurology Oral Liquids (Zonisamide, Topiramate, and Lamotrigine). In 2018 and 2019, we assembled a portfolio of three neurology oral liquid products through in-licensing and internal development. All three products are molecules that are widely used in oral solid forms to treat epilepsy, however, are not currently FDA-approved in liquid formulations. We believe our formulations will be beneficial to patients suffering from dysphagia, which is prevalent among pediatric and geriatric patients. In addition, our liquid formulations offer precision dosing, which can provide patients and caregivers with accurate doses that are lower than or in between the limited strength doses available from oral solid products.

We advanced all three products to NDA submission, and in February 2021 we announced that we sold the three products to Azurity. Under terms of the agreement, Azurity will pay us milestone payments of up to $45 million and a single digit royalty on net sales of the products. Azurity has taken over ownership of the products and is responsible for all development, regulatory, and commercial activities.

Zonisamide Oral Suspension. The product is an innovative liquid formulation of zonisamide under FDA review for the treatment of partial seizures in patients with epilepsy. The product has been issued a patent, which is now owned by Azurity. The product’s NDA has been assigned a PDUFA date of May 29, 2021. The current market for zonisamide in oral form is more than $65 million annually according to IQVIA.

Topiramate Oral Solution. The product is an innovative liquid formulation of topiramate under FDA review for three indications, including: monotherapy for treatment of partial-onset or primary general tonic-clonic seizures in patients two years of age and older; adjunctive therapy for treatment of partial-onset seizures, including seizures associated with Lennox-Gastaut syndrome in patients two year of age and older; and as a preventive treatment of migraine in patients 12 years of age and older. Eton’s development partner has submitted a patent on the product. The product’s NDA has been assigned a PDUFA date of August 6, 2021. The current market for topiramate in oral form is more than $800 million annually according to IQVIA.

Lamotrigine for Oral Suspension. The product is an innovative liquid formulation of lamotrigine under FDA review for the treatment of partial on-set seizures, primary generalized tonic-clonic seizures, and seizures of Lennox-Gastaut syndrome in patients two year of age and older. The product has been issued a patent, which is now owned by Azurity. The product’s NDA application received a Complete Response Letter in March 2020 and the FDA requested changes to the Dosage and Administration section of the product’s Prescribing Information to simplify the dosing information for intended users. The FDA has requested a human factors validation study with the revised labeling to demonstrate that the intended users can prepare and administer the oral suspension safely and effectively. Our development partner is in the process of completing the study and expects the final report to be completed and submitted to the FDA in 2021. The current market for lamotrigine in oral form is more than $700 million annually according to IQVIA.

Cysteine Injection. Cysteine injection is a product candidate for which we have submitted an Abbreviated New Drug Application (“ANDA”) to the FDA. We believe we are the first-to-file ANDA and should be entitled to 180 days of exclusivity if the patent is successfully challenged. We expect the NDA to receive tentative approval, in 2021 however, ongoing Paragraph IV litigation is expected to delay final FDA approval beyond that date. We believe the current market for Cysteine injection is more than $50 million annually.

Ephedrine Ready-to-Use Injection. This product is an innovative ready-to-use formulation of a molecule that is currently approved in a concentrated formulation that must be diluted prior to administration to patients. Hospitals currently purchase non-FDA approved ready-to-use products from compounding facilities, or manually dilute the products in-house. Our product candidate has been developed in a ready-to-use strength that can be immediately administered to patients, eliminating the need for calculations and additional dilution steps. We believe that, if approved, our product will offer significant benefits to hospitals over the current compounded products, including longer shelf-life, reduction of compounding errors, greater sterility assurance, and more consistent supply. Our development partner, Sintetica, has submitted the product’s NDA and the application has been assigned a PDUFA date of June 18, 2021.

Goals and Strengths

Our goal is to become a leading profitable pharmaceutical company that brings innovative treatments to patients. We believe we are unique in the pharmaceutical industry in our ability to identify, acquire, and advance products through the development and regulatory process. Our biggest competitive strengths are:

●	Business development experience– our ability to identify and execute transactions on under-appreciated development assets. Our team has completed over 150 business development transactions throughout their careers and their industry connections and track record provide the company with proprietary deal flow. We avoid participating in broker led transactions of auction processes.

●	Regulatory expertise – Our knowledge and experience gaining FDA approval, and particularly our knowledge within the 505(b)(2) regulatory pathway, which provides drug sponsors with the opportunity to leverage existing data or literature to drastically expedite drug development timelines and reduce investment.

Sales and Marketing

We currently own or have economic interests in three commercial products. We plan to commercialize our orphan products internally with our own infrastructure. For our royalty category products, we plan to utilize partners for any product commercialization that requires promotional activities. In our orphan product category, we currently commercialize Alkindi Sprinkle in the United States. We believe we have established the internal infrastructure necessary to commercialize the product. We have an internal field sales force targeting pediatric endocrinologists and may utilize third-party companies for additional promotional activities. The product is distributed to patients via a specialty pharmacy, which supports customer service and reimbursement activities.

In our royalty product category, we rely on partners to commercialize Alaway Preservative Free and Biorphen. We sold Alaway Preservative Free (previously known as EM-100) to Bausch Health in February 2019, and Bausch Health is responsible for all commercialization activities. Eton receives a royalty on net sales of the product.

In January 2020 we signed a co-promotion agreement with Xellia Pharmaceuticals for the promotion of Biorphen. Under terms of the agreement, Xellia’s US-based hospital sales force will promote Biorphen in certain customer channels in exchange for a commission based on net sales realized at certain customer accounts. Eton owns the Biorphen NDA and the product is sold under Eton’s brand name. The agreement has a five-year term, but allows Eton to exit under various scenarios, including a change of control, and after 2021 if Biorphen net sales from Xellia designated accounts do not exceed $29.4 million in 2021, or $42.0 million in 2022 and the following years.

Research and Development

We currently have six employees that support research and development and have a laboratory facility that supports product development and testing. In addition, we utilize external sources for various product development activities including the resources of our product development partners for certain product candidates and also through the use of contract laboratory services on a fee for service model.

Manufacturing and Suppliers

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture our products. All our manufacturing partners are based in the United States or Europe. We seek to work with CMOs that have a long history of quality and FDA compliance. All products are manufactured in compliance with current Good Manufacturing Processes (“cGMP”), and our internal quality system requires us to enter quality agreements with and audit all of our manufacturers prior to commercializing product. Our choice to rely on external manufacturers significantly reduces the amount of capital invested in our business and allows us the flexibility to pursue a broad range of opportunities beyond the specific capabilities of a single facility.

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

Alkindi Sprinkle is protected by four issued patents that extend to 2034. We intend to seek patent protection on our internally developed products as circumstances warrant and we have applied for trademark registration of the marks “Eton” and “Eton Pharmaceuticals” with the U.S. Patent and Trademark Office.

Our development partners for zonisamide and topiramate have filed patent applications on those products and our development partner for lamotrigine was granted a patent by the United States Patent and Trademark Office for the product’s unique formulation. We expect the lamotrigine patent to be Orange Book listed after product approval. These patents were assigned to Azurity in February 2021.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the former Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, former President Trump had signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact the Health Care Reform Law.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. These changes include, among others, aggregate reductions of Medicare payments to providers of up to 2% per fiscal year and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. On January 31, 2019, the Health and Human Services (“HHS”) Office of Inspector General proposed modifications to the U.S. Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and government administration officials have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

Employees

We currently have 16 full-time employees, six of whom are engaged in research and development activities, six are engaged in sales/marketing operations and four of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants and product telesales services.

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

Risks

You should carefully consider the risks set forth in the section of this prospectus entitled “Risk Factors” beginning on page 16 of this Annual Report, including, but not limited to, the following:

●	We are a specialty pharmaceutical company with a limited operating history, and it is difficult for potential investors to evaluate our business.

●	Our business is adversely affected by the ongoing coronavirus pandemic and the impact could be material.

●	We may have significant research, regulatory and development expenses as we advance our product candidates.

●	We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

●	Sales of counterfeits of any of our product candidates, as well as unauthorized sales of any of our product candidates, may have adverse effects on our revenues, business and results of operations and damage our brand and reputation.

●	We have entered into several arrangements with related parties for the development and marketing of certain product candidates and these arrangements present potential conflicts of interest.

●	We depend entirely on the success of Biorphen and our product candidates. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

●	Our competitors may obtain FDA or other regulatory approval for comparable products more rapidly than we may obtain approval for ours, and the risk of our competitors doing so may lead us to develop drug candidates without disclosing certain information with regard to such candidates.

●	If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidate and our ability to generate revenue will be limited.

●	If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

●	An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product, and the revenue that we generate from its sales, if any, may be limited.

●	We are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Our future growth may depend, in part, on our ability to penetrate international markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	If we market Biorphen or any of our product candidates in a manner that violates health care fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

●	We may not be able to establish agreements with third parties with whom we wish to collaborate and, if we are able to establish them, we may not be able to establish them on commercially reasonable terms, which could result in alterations or delays of our development and commercialization plans.

●	We expect to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

●	We enter into various contracts in the normal course of our business, some or all of which may require us to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have an adverse effect on our business, financial condition and results of operations.

●	Our Chief Executive Officer holds ownership interest in some of the third parties we have entered into agreements with. The terms and fee arrangements of these agreements, we believe, approximate the terms and fee arrangements of an agreement that would have been obtained in an arm’s length and unaffiliated transaction. Nonetheless, this may expose us to claims of interested transactions and other fiduciary suits.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.

●	We will depend on rights to certain pharmaceutical compounds that have been acquired by us. We do not have complete control over these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	Others may claim an ownership interest in our intellectual property, which could expose us to litigation and have an adverse effect on our prospects.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

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

We are a specialty pharmaceutical company founded in April 2017 and have only recently commenced revenue-producing operations and our historical operations have primarily consisted of the preliminary formulation, testing and development of our various product candidates. Our limited operating history makes it difficult for potential investors to evaluate our initial product candidates or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of product development and commercialization, especially clinical-stage biopharmaceutical companies such as ours. As a company with a limited operating history, we may be unable to:

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

Public health outbreaks, epidemics or pandemics have had, and could in the future have, an adverse impact on our operations and financial condition. The continuing pandemic caused by the novel strain of coronavirus (COVID-19) has caused many countries, including the United States, to declare national emergencies and implement preventive measures such as travel bans and shelter-in-place or total lock-down orders, some of which have eased. The continuation or re-implementation of these bans and orders remains uncertain. In some cases, these bans and orders have influenced certain aspects of our business. For example, we began commercializing our Biorphen product in December 2019; however, we have encountered difficulty in creating significant market pull-through demand for Biorphen in 2020 as our in-person sales calls to key personnel at hospitals and surgical centers and introductory product presentation seminars were cancelled as a result of the COVID-19 pandemic. We are working on other promotional efforts to drive further adoption in the market, but we expect that our Biorphen sales and marketing efforts will continue to be adversely affected by the pandemic in 2021. COVID-19 may also affect our ability to complete recruitment and data analysis for our clinical trials and our ability to conduct research and development of our complement programs in our planned timeframe. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

●	delays or difficulties in enrolling patients in our human factor study for Lamotrigine Oral Suspension (ET-105);

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines; and

●	interruption of, or delays in promoting our products in-person, at conferences and at hospitals due to limitations on travel and in-person gatherings imposed or recommended by federal or state governments.

We may need to grow the size of our organization, and we could experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, we may need to expand the size of our employee and consultant/contractor base. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize our product candidates and any other future product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face a potential risk of product liability as a result of the commercialization of our approved products and clinical testing of our new product candidates and will face an even greater risk if we commercialize our current product candidates or any other future product. For example, we may be sued if our approved products or any product we develop, including any of our product candidates, or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the United States, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our current products or any of our product candidates or any future products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize some or all of our product candidates; and

●	a decline in the value of our stock.

We carry product liability insurance we consider adequate for our current level of expected product sales, clinical testing and product development. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our approved products or additional products we develop. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our current approved products or our new product candidates may become subject to competition from counterfeit pharmaceutical products, which are pharmaceutical products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. Obtaining regulatory approval for our product candidates is a complex and lengthy process. If during the period while the regulatory approval is pending, illegal sales of counterfeit products begin, consumers may buy such counterfeit products, which could have an adverse impact on our revenues, business and results of operations. In addition, if illegal sales of counterfeits result in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Although pharmaceutical regulation, control and enforcement systems throughout the world have been increasingly active in policing counterfeit pharmaceuticals, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our current products or our new product candidates. Such sales may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our revenues, brand reputation, business and results of operations.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of current approved products and our new product candidates. If we are unable to generate revenues from our approved products and new product candidates, our ability to create stockholder value will be limited.

We have various product candidates under review with the FDA and are in the early stages of clinical development with a number of new product candidates, and have not yet generated significant revenues from our approved drug products. We plan on submitting our clinical trial protocols and receiving approvals from the FDA and international regulatory authorities before we commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of additional product approvals from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business substantially depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

Even if we receive regulatory approval for our additional product candidates, we may not be able to successfully commercialize these products, and the revenue that we generate from those sales, if any, may be limited.

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

Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of our products. Federal laws may preempt some or all of these attempts by state or localities to impose additional labeling or warning requirements. If these types of requirements become applicable to our products under current or future environmental or health laws or regulations, they may inhibit sales of our products. Moreover, if we fail to meet compliance deadlines for any such new requirements, our products may be deemed misbranded or mislabeled and could be subject to enforcement action, or we could be exposed to private lawsuits alleging misleading labels or product promotion.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, former President Trump had signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact the ACA and our business. We cannot predict the impact on our business of changes to current laws and regulations. However, any changes that lower reimbursements for products for which we may obtain regulatory approval, or that impose administrative and financial burdens on us, could adversely affect our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and government administration officials have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

If we market our existing approved products or any of our new product candidates in a manner that violates health care fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

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

We are completely dependent on third parties to manufacture our approved products and new product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

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

We may need to rely on third parties to conduct clinical trials for our future product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

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

We may need to conduct clinical trials for our new product candidates and we may be delayed in commercializing or fail to find success in these trials. Further, the results of any clinical trial may not be predictive of future trial results. Positive results in preclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3, after promising results in preclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse events.

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

It may be difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in our patents. Patent and patent applications relating to our product candidates and related technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

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

We filed a Form S-3 registration statement (“Shelf Registration”) with the SEC that became effective in December 2019 which will allow us to sell any combination of common stock, preferred stock, debt securities, warrants to purchase any of these securities, subscription rights to purchase any of these securities, and/or units consisting of one or more of the foregoing in one or more offerings up to a total dollar amount of $100 million (including the $22.5 million raised in our October 2020 offering). The issuance of additional shares of our common stock pursuant to the Shelf Registration, or issuances of securities convertible into or exercisable for our common stock or other equity-linked securities, including preferred stock, warrants, debt securities or units, would dilute the ownership interest of our common shareholders and could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

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

Our federal net operating losses (NOLs) generated in taxable years ending prior to 2018 could expire unused. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We are performing a study to determine if we have triggered any “ownership change” limitations. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 8, 2021, we had 24,407,616 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

Our directors and executive officers beneficially own approximately 12.9% of our common stock. Additionally, Harrow Health, Inc. (“Harrow”), our former parent company, holds approximately 14.3% of our outstanding common stock as of March 8, 2021. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties, and particularly by Harrow, may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct all of our administrative activities for Eton Pharmaceuticals, Inc. at our 5,507 square foot leased office space located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois 60010. The lease for this facility expires on March 31, 2023.

We operate a 2,782 square foot research and development operation at a leased space located at 85 Oakwood Road, Lake Zurich, Illinois 60047. The lease for this facility expires on June 28, 2021 and may be extended for an additional two-year period.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 31, 2020, the last trading date in 2020, was $8.13 per share.

Record Holders

As of March 8, 2021, we had 14 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 8, 2021 was $7.48.

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

Overview

We are a unique pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet patient need. Since the formation of our company in 2017, we have used our expertise in business development, regulatory, and product development to assemble a diversified portfolio of nine products. All nine products have now been submitted to the FDA and three of them have been approved and commercially launched. We plan to continue growing our business through the acquisition of additional late-stage, high-value product candidates.

Results of Operations

To date we have realized limited revenues from a licensing arrangement on our EM-100 product that was sold to Bausch Health and the launch of our Biorphen® and Alkindi Sprinkle® products in December 2019 and December 2020, respectively. We anticipate successfully growing our sales for these products and commercializing additional product candidates in 2021 and beyond.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net revenues for 2020 reflected limited benefit from Alkindi Sprinkle which launched in December. In addition, revenue was negatively impacted by a price discount for Biorphen related to the shelf stock at our wholesale customers. Our gross profit was also adversely impacted by a reserve charge to cost of sales for certain slow-moving Biorphen inventory that we do not believe we will be able to sell before its expiry date. Revenue and gross profit in 2019 reflected the initial launch for Biorphen and a $0.5 million milestone payment for our sale of EM-100 to Bausch Health. For the years ended December 31, 2020 and 2019, we incurred $14.1 million and $11.6 million of research and development (“R&D”) expenses, respectively, and $12.8 million and $7.6 million of general and administrative (“G&A”) expenses, respectively. The comparative period detail of our R&D expense is listed in the table below. The $5.2 million increase in G&A expenses was primarily due to personnel additions and increased sales/marketing spending to support our recent product launches. In addition, we incurred significant legal expenses associated with our patent challenge against Exela Pharma Sciences for the Cysteine product that we have in development. We incurred a net loss of $28.0 million and $18.3 million for the years ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and travel expenses. We anticipate that our G&A expenses will increase to support our business growth – particularly with respect to sales and marketing for additional personnel and promotional expenses.

Research and Development Expenses

Set forth below is our R&D spending for our current product candidates. We currently have six employees that support our overall product development and we also have facility and operating costs for a laboratory to support product development. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below (amounts are in thousands).

Product Candidate	Year ended December 31, 2020	Year ended December 31, 2019
Alkindi Sprinkle	4,775	—
Selenious acid	$27	$1,901
Cysteine	1,279	1,237
Topiramate	1,757	211
Zonisamide	1,852	778
Lamotrigine	24	2,127
Biorphen	676	2,000
Other products	1,386	535
Indirect expenses	2,328	2,766
Total	$14,104	$11,555

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, we generated $1.0 million and $0 in revenue, respectively. The revenue realized in 2019 was from a licensing arrangement for our EM-100 product which is pending additional FDA review and the launch of our Biorphen product in December 2019. For the years 2019 and 2018, we incurred $11.6 million and $5.6 million of research and development (“R&D”) expenses, respectively, and $7.6 million and $4.7 million of general and administrative (“G&A”) expenses, respectively. The comparative period detail of our R&D expense is listed in the table below. The $2.9 million increase in G&A expenses was primarily due to additional expenses related to becoming a public company, sales and marketing for the launch of our Biorphen product, and the impact of personnel additions in the second half of 2018 and first half of 2019. This was partially offset by lower stock-based consulting expenses. In addition, the change in the fair value of our warrant liability reflected in other expense decreased by $2.6 million as this mark–to–market accounting treatment was terminated in conjunction with our November 2018 initial public offering (the “IPO”). We incurred a net loss of $18.3 million and $12.7 million for the years ended December 31, 2019 and 2018, respectively.

Research and Development Expenses

Set forth below is our R&D spending for our product candidates. As of December 31, 2019, we have ten employees that support our overall product development and we also have facility and operating costs for a laboratory that supports our product development. The laboratory personnel and related capital equipment additions were added in late 2018. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below (amounts are in thousands).

Product Candidate	Year ended December 31, 2019	Year ended December 31, 2018
Selenious acid	$1,901	$910
Cysteine	1,237	1,251
Alaway® Preservative Fee (fka EM-100)	150	1,265
Lamotrigine	2,127	—
Biorphen	2,000	—
Other products	1,374	1,026
Indirect expenses	2,766	1,175
Total	$11,555	$5,627

Liquidity and Capital Resources

As of December 31, 2020, we had total assets of $26.3 million, cash and cash equivalents of $21.3 million and working capital of $20.9 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018 and also the IPO which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019 whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of its common stock, and in October 2020, the Company received net proceeds of approximately $21.0 million from a public offering for its shares at an offering price of $7.00 per share. We believe that our existing funding, revenues from our approved products and $9.5 million received in February 2021 from the sale of three pediatric neurology product candidates will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018 (amounts are in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Net cash used in operating activities	$(22,346)	$(18,026)	$(8,145)
Cash used in investing activities	(50)	(1,846)	(236)
Cash flows provided by financing activities	31,625	5,203	21,960
Net change in cash and cash equivalents	$9,229	$(14,669)	$13,579

The increase in cash used in operating activities is primarily a result of higher operating losses due to our business expansion including additional personnel and increased product candidate development activity. Investing activities consist primarily of licensing fees for Biorphen and capital expenditures for setting up our laboratory facility and our headquarters office. The financing activity primarily consists of the November 2018 IPO, the November 2019 Credit Agreement borrowing from SWK Holdings and the October 2020 follow-on common stock offering.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

We sell Biorphen in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. We use a third-party logistics (“3PL”) vendor to process and fulfill orders and have concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. We have no significant obligations to wholesalers to generate pull-through sales. In addition, we sell our Alkindi Sprinkle product to one pharmacy distributor customer which provides order fulfillment and inventory storage/distribution services.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, we pay fees to wholesalers for their distribution services, inventory reporting and chargeback processing. We pay GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from our sales of Biorphen, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. For our Alkindi Sprinkle product, we bill at the initial product list prices which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment.

We estimate the transaction price when we receive each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees we pay. Our sales of Alkindi Sprinkle to our distributor are not subject to returns. When estimating these adjustments to the transaction price, we reduce it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

We recognize revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us. We store our Alkindi Sprinkle inventory at our pharmacy distributor customer location and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

Upon recognition of revenue from product sales, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from our estimates, we will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

In addition, we anticipate we will receive revenues from product licensing agreements where we have contracted for milestone payments and royalties from products we have developed or for which we have acquired the rights to a product developed by a third party.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) – 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model (“BSM”).

We estimate the fair value of stock-based option awards to our using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with a limited weighting included for our own volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

Prior to our initial public offering in November 2018, the fair value of the shares of common stock underlying our stock-based awards was determined by our board of directors, with input from management. Because there had been no public market for our common stock prior to the IPO, our board of directors had determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of our common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of our convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of our capital stock, and general and industry-specific economic outlook. Following our IPO, we use the closing stock price on the date of grant for the fair value of the common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of December 31, 2020, our cash equivalents are invested primarily in short-term U.S. treasury bills. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Sales Deductions

Critical Audit Matter Description

As described in Note 3 to the financial statements under the caption “Revenue Recognition for Contracts with Customers,” revenues from product sales are recognized net of reductions for estimated returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees (collectively “sales deductions”), which are established at the time of sale.

Auditing the estimation of sales deductions was challenging because of the limited sales history of the Company’s products and the subjectivity of certain assumptions required to estimate those amounts. In particular, management estimates potential chargebacks, which relate to price reductions below the estimated sales price that the wholesalers provide to certain customers, based on historical industry data for competitive products and adjusted for actual historical experience. In addition, management estimates its provision for product returns based on prior experience with similar product launches and considers other factors such as levels of inventory in the distribution channel, forecasted buying patterns, and product dating and expiration period. The product sales deductions are estimated based on current contractual and statutory requirements, market events and trends, and internal and external historical data.

How the Critical Audit Matter Was Addressed in the Audit

To test management’s estimated product sales deductions, we obtained management’s calculations for the respective estimates and performed the following procedures, among others. We tested management’s estimation process for determining of product sales discounts accruals by developing an independent expectation of the estimated accrual rate, including a comparison of rates used in management’s forecast to rates in the underlying contracts and performing a retrospective review of assumptions to actual activity. In addition, we assessed subsequent events to determine whether there was any new information that would require adjustment to the initial accruals, evaluated trends in actual sales and discount accrual balances, compared cash receipts to product sales. We also reviewed terms and conditions for a sample of contracts with the Company’s customers, tested a sample of credits issued and payments made throughout the year and agreed rates to underlying contract terms.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2018.

Irvine, California

March 16, 2021

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$21,295	$12,066
Accounts receivable, net	48	473
Inventories	1,242	380
Prepaid expenses and other current assets	2,116	2,090
Total current assets	24,701	15,009

Property and equipment, net	811	1,117
Intangible assets, net	575	725
Operating lease right-of-use assets, net	192	160
Other long-term assets, net	40	61
Total assets	$26,319	$17,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,344	$575
PPP loan, current portion	280	—
Accrued liabilities	1,170	1,388
Total current liabilities	3,794	1,963

Long-term debt, net of discount and including accrued fees	6,532	4,540
Long-term portion of PPP and EIDL loans	231	-
Operating lease liabilities, net of current portion	99	19

Total liabilities	10,656	6,522

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2020 and 2019; 24,312,808 and 17,877,486 shares issued and outstanding at December 31, 2020 and 2019, respectively	24	18
Additional paid-in capital	107,797	74,720
Accumulated deficit	(92,158)	(64,188)
Total stockholders’ equity	15,663	10,550

Total liabilities and stockholders’ equity	$26,319	$17,072

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenues:
Product sales, net	$39	$459	$—
Licensing revenue	—	500	—
Total net revenues	39	$959	—

Cost of product sales	286	453	—

Gross (loss) profit	(247)	506	—

Operating expenses:
Research and development	14,104	11,555	5,627
General and administrative	12,760	7,552	4,694
Total operating expenses	26,864	19,107	10,321

Loss from operations	(27,111)	(18,601)	(10,321)

Other income (expense):
Interest and other income (expense), net	(859)	281	164
Change in fair value of warrant liability	—	—	(2,583)

Loss before income tax expense	(27,970)	(18,320)	(12,740)

Income tax expense	—	—	—

Net loss	(27,970)	(18,320)	(12,740)

Accrued dividends on redeemable convertible preferred stock	—	—	(1,048)
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	—	(1,694)
Deemed dividends for beneficial conversion feature of redeemable convertible preferred stock	—	—	(21,747)

Net loss attributable to common stockholders	$(27,970)	$(18,320)	$(37,229)
Net loss per share attributable to common stockholders, basic and diluted	$(1.33)	$(1.03)	$(5.80)
Weighted average number of common shares outstanding, basic and diluted	21,010	17,761	6,418

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF REEDEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2017	6,685,082	$19,004	6,000,000	$6	$1,759	$(8,639)	$(6,874)

Stock-based compensation	—	—	218,980	—	1,850	—	1,850

Accrued dividends on redeemable convertible preferred stock	—	1,048	—	—	—	(1,048)	(1,048)

Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	—	1,694	—	—	—	(1,694)	(1,694)

Issuance of common stock in connection with initial public offering, including underwriter’s over-allotment, net of offering costs and underwriter’s discount	—	—	4,140,000	4	21,956	—	21,960

Conversion of redeemable convertible preferred stock (including accrued dividends) to common stock in connection with initial public offering	(6,685,082)	(21,746)	7,248,948	8	21,738	—	21,746

Reclassification of common stock warrants from liability to additional paid-in-capital	—	—	—	—	3,103	—	3,103

Beneficial conversion feature on redeemable convertible preferred stock	—	—	—	—	21,747	(21,747)	—

Net loss	—	—	—	—	—	(12,740)	(12,740)

Balances at December 31, 2018	—	$—	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	—	—	1,888	—	1,888

Stock option exercises	—	—	167,622	—	214	—	214

Common stock issued under employee stock purchase plan	—	—	44,885	—	239	—	239

Stock warrant exercises	—	—	57,051	—	—	—	—

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	—	—	226	—	226

Net loss	—	—	—	—	—	(18,320)	(18,320)

Balances at December 31, 2019	—	$—	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	—	—	15,190	—	2,576	—	2,576

Stock option exercises	—	—	194,878	—	255	—	255

Employee stock purchase plan	—	—	25,780	—	112	—	112

Proceeds from sales of common stock, net of offering costs	—	—	5,820,000	6	28,776	—	28,782

Issuance of common stock for product candidate licensing rights	—	—	379,474	—	1,264	—	1,264

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	—	—	94	—	94

Net loss	—	—	—	—	—	(27,970)	(27,970)

Balances at December 31, 2020	—	$—	24,312,808	$24	$107,797	$(92,158)	$15,663

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(27,970)	$(18,320)	$(12,740)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,576	1,888	1,850
Common stock issued for product candidate licensing rights	1,264	—	—
Depreciation and amortization	651	447	63
Debt discount amortization	121	16	—
Change in fair value of warrant liability	—	—	2,583
Changes in operating assets and liabilities:
Accounts receivable	425	(473)	—
Inventories	(862)	(380)	—
Prepaid expenses and other assets	(20)	(1,361)	(663)
Accounts payable	1,769	(377)	413
Accrued liabilities	(300)	534	349
Net cash used in operating activities	(22,346)	(18,026)	(8,145)

Cash used in investing activities
Purchases of property and equipment	(50)	(1,096)	(236)
Purchase of product licensing rights	—	(750)	—
Net cash used in investing activities	(50)	(1,846)	(236)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	1,965	4,750	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	22,803
Payments of initial public offering costs	—	—	(843)
Proceeds from sales of common stock, net of offering costs	28,782	—	—
Proceeds from PPP and EIDL loans	511	—	—
Proceeds from employee stock purchase plan and stock option exercises	367	453	—
Net cash provided by financing activities	31,625	5,203	21,960

Change in cash and cash equivalents	9,229	(14,669)	13,579
Cash and cash equivalents at beginning of year	12,066	26,735	13,156
Cash and cash equivalents at end of year	$21,295	$12,066	$26,735

Supplemental disclosures of cash flow information
Cash paid for interest	$797	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on redeemable convertible preferred stock	$—	$—	$1,048
Deemed dividends for accretion of redeemable convertible preferred stock issuance costs	$—	$—	$1,694
Relative fair value of common stock warrants issued in connection with debt	$94	$226	$—
Purchase of equipment included in accounts payable	$—	$—	$469
Right-of-use assets obtained in exchange for lease liabilities	$195	$—	$—
Beneficial conversion feature on redeemable convertible preferred stock	$—	$—	$21,747
Reclassification of common stock warrants from liability to additional paid-in-capital	$—	$—	$3,103

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware “C” corporation on April 27, 2017 and was initially set up as a wholly-owned subsidiary of Harrow Health, Inc. (“Harrow”, fka Imprimis Pharmaceuticals, Inc.). In June 2017, the Company raised $20,055 in start-up capital through a private sale of preferred stock and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. In November 2018, the Company completed an initial public offering (the “IPO”) and received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses. In November 2019, the Company entered into a credit agreement and received net proceeds of $4,750 and in August 2020 the Company received net proceeds of $1,965 under the credit agreement (see Note 5). In March and April 2020, Eton received net proceeds of $7,756 from the sale of shares of its common stock and in October 2020, the Company received net proceeds of $21,026 from a public offering for its shares at an offering price of $7.00 per share (see Note 7).

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

The Company’s Biorphen® product was approved by the FDA in October 2019 and sales commenced for this product at the end of 2019. Eton’s EM-100 product was sold to Bausch Health and the product was approved by the FDA in September 2020. Bausch Health launched this product under the name of Alaway® Preservative Free in January 2021 and Eton will receive royalties from the sale of the product. In addition, the Company acquired the licensing rights to Alkindi Sprinkle and this product was approved by the FDA in October 2020 and launched in December 2020.

Note 2 — Liquidity Considerations

As of December 31, 2020, the Company had an accumulated deficit of $92,158 and for the year ended December 31, 2020 the Company used net cash in operating activities of $22,346.

To date, the Company has generated limited revenues from three products, but expects further growth in 2021 and beyond in accordance with additional market penetration from these products plus revenues from licensing and additional products where it anticipates FDA approval. The Company currently believes its existing cash and cash equivalents of $21,295 as of December 31, 2020 augmented by the $9,500 of proceeds received from the sale of three neurology products in February 2021 (see Note 16 — Subsequent Events), will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables and sales returns, valuation of inventories, useful lives of assets and the impairment of property and equipment, the accrual of research and development expenses and the valuation of common stock, stock options, warrants and derivative instruments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills. Cash equivalents consist of an interest-bearing checking account and a U.S. treasury bill. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $71 and $116 as of December 31, 2020 and 2019, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at December 31, 2020 and 2019 consist solely of purchased finished goods. At December 31, 2020, inventories are shown net of a slow-moving reserve for its Biorphen product of $623 due to the risk of expiry before this entire stock of inventories is sold. There was no inventory reserve at December 31, 2019.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. A $750 payment related to the approval of the Company’s Biorphen product in 2019 has been capitalized and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $175 and $25 of accumulated amortization as of December 31, 2020 and 2019, respectively. The Company recorded amortization expense of $150 and $25 for the years ended December 31, 2020 and 2019, respectively and will record amortization expense of $150 per year for this intangible asset for 2021 through 2023 and then $125 in 2024 when it will be fully amortized.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the years ended December 31, 2020, 2019 and 2018.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Leases

The Company adopted ASC Topic 842 — Leases, effective January 1, 2019, using the modified retrospective method. The reported results for fiscal years 2020 and 2019 reflect the application of ASC Topic 842, while the reported results for the year ended December 31, 2018 are not adjusted and continue to be reported under the prior ASC Topic 840 guidance for leases.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2020 and 2019.

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

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents which are invested in money market funds and a U.S. treasury bill. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets.

The Company is dependent on third-party suppliers for its products and product candidates. In particular, the Company relies, and expects to continue to rely, on a small number of suppliers to manufacture key chemicals, approved products and process its product candidates as part of its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2020 or 2019. The accounts receivable balance at December 31, 2020 and 2019 and product sales revenue recognized during the year ended December 31, 2020 and 2019 consist of sales to and amounts due from AmerisourceBergen Corporation, Cardinal Health Services and McKesson Corporation for sales of the Company’s Biorphen product. The December 31, 2020 accounts receivable balance and sales in 2020 also include sales to and amounts due from AnovoRx for sales of the Company’s Alkindi Sprinkle product which launched in December 2020.

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

The Company sells Biorphen in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales. In addition, the Company sells its Alkindi Sprinkle product to one pharmacy distributor customer which provides order fulfilment and inventory storage/distribution services.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, the Company pays fees to wholesalers for their distribution services, inventory reporting and chargeback processing. The Company pays GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from its sales of Biorphen, and accordingly it applies these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product. For its Alkindi Sprinkle product, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees it pays while Alkindi Sprinkle sales to its distributor are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company recognizes revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product. The Company stores its Alkindi Sprinkle inventory at its pharmacy distributor customer location and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

Upon recognition of revenue from product sales, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees are included in sales reserves, accrued liabilities and net of accounts receivable. The Company monitors actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from its estimates, it will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Cost of Product Sales

Cost of product sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers and freight and handling/storage costs from the Company’s 3PL logistics service providers. The cost of sales for profit-sharing and royalty fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Cost of sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2020, 2019 or 2018 as the Company reported a net loss for the years ended December 31, 2020, 2019 and 2018 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been antidilutive (see Note 10).

Warrant Liability

The Company estimated the fair value of certain warrants at each reporting period using Level 3 inputs. The estimates in valuation models were based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the exercise price of the warrants. Changes in the fair value of the warrant liability during the period were recorded as a component of other income (expense) at the end of each reporting period for changes in fair value until the Company’s IPO in November 2018, which established a fixed number of shares for these warrants. At the date of the IPO, the warrant liability amount was reclassified as a component of additional paid-in-capital.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC — 718 Compensation — Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. The Company estimates the fair value of stock-based option awards using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with a limited weighting included for the Company’s own volatility subsequent to its IPO, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur. Since the IPO in November 2018, the Company has used the closing common stock price on the date of grant for the fair value of the common stock.

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

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of December 31, 2020 and 2019, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of December 31, 2020 and 2019, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at December 31, 2020 or 2019, and has not recognized interest and penalties in the statements of operations for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, the Company is subject to taxation in the United States and certain individual states – primarily Illinois and Tennessee. The Company’s tax losses from 2017 through 2020 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

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

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2020 or 2019.

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

The fair values of the Company’s warrant liability at inception and for subsequent mark-to-market fair value measurements were based on management’s valuation model and expectations with respect to the method and timing of settlement. The Company determined that the warrant liability fair values were classified as Level 3 measurements within the fair value hierarchy. At the date of the Company’s IPO in November 2018, the fair value was reclassified to additional paid-in-capital as the final number of shares for the warrants previously reflected as a liability became fixed (see Note 6).

Impact of New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted the new guidance on January 1, 2020 which did not have a material impact on its financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The Company adopted the new guidance on January 1, 2020 which did not have a material impact on its financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new guidance removes certain exceptions to the general principles of ASC 740 in order to simplify the complexities of its application. These changes include eliminations to the exceptions for intraperiod tax allocation, recognizing deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods among others. The Company adopted ASU 2019-12 in January 2020 and it did not have have a material impact on its financial position or results of operations.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Computer hardware and software	$182	$174
Furniture and fixtures	143	133
Equipment	994	994
Leasehold improvements	184	152
Construction in progress	—	9
	1,503	1,462
Less: accumulated depreciation and amortization	(692)	(345)
Property and equipment, net	$811	$1,117

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $347, $283 and $51, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 15) and the Company’s March 2020 sale of additional shares of its common stock (see Note 7), the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until May 2022 and then will pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. The Company is currently in the process of negotiating covenant targets for EBITDA and revenue for the SWK Credit Agreement. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

The Company recorded interest expense of $884 and $98 in 2020 and 2019, respectively, which included $121 and $16, respectively, of debt discount amortization. The Company had accrued interest of $48 and $82 as of December 31, 2020 and 2019, respectively, which is included in accrued liabilities in the accompanying balance sheets.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – Debt (continued)

The table below reflects the future annual payments for the SWK loan principal and interest as of December 31, 2020.

Amount
2021	$849
2022	2,202
2023	1,756
2024	5,300
Total payments	10,107
Less: amount representing interest	(3,107)
Loan payable, gross	7,000
Less: unamortized discount	(468)
Long-term debt, net of unamortized discount	$6,532

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. The loan bears a 1.0% annual interest rate and is payable in monthly installments commencing in November 2020, subject to a payment deferral period until August 2021 which the Company has elected to use, until the loan is paid in full on May 4, 2022. The Company recorded $2 in interest expense for the period ended December 31, 2020. The Company intends to pursue full or partial forgiveness of the loan as permitted under the applicable SBA guidelines for PPP loans.

EIDL loan

On July 21, 2020, the Company received $150 in loan proceeds under the Economic Injury Disaster Loan program (“EIDL”) from the SBA. The loan bears a 3.75% annual interest rate and is payable in monthly installments commencing on July 21, 2021 until paid in full on July 21, 2050. The Company recorded $3 in interest expense for the year ended December 31, 2020.

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

Note 7 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock as per its Amended and Restated Certificate of Incorporation. On January 1, 2018, the Company issued 54,745 restricted shares of its common stock to each of its four outside directors (218,980 total shares valued at $300) as part of their compensation for board service to the Company in 2018. The restricted shares issued to the outside directors vested 25% at each quarter-end in 2018 and were fully vested as of December 31, 2018. The Company accounted for the restricted stock awards (“RSAs”) in accordance with ASC 718 (see Note 9).

In conjunction with the Company’s IPO in November 2018, the Series A Preferred shares, including accrued dividends, converted into 7,248,948 shares of the Company’s common stock, and the Company issued 4,140,000 additional shares of its common stock to investors in its IPO (see Note 1).

In March and April 2020, the Company entered into securities purchase agreements with various investors and sold an aggregate of 2,600,000 shares of its common stock at a price of $3.00 per share and received $7,756 in net proceeds after deducting issuance costs associated with the sale.

In March 2020, the Company issued 379,474 shares of its common stock to Diurnal Limited (“Diurnal”) as a milestone fee for acquiring the U.S. marketing rights to Alkindi Sprinkle®, an orphan drug product currently under review with the FDA (see Note 15). The shares were valued at $1,264 based on the Company’s closing stock price on the date of issuance and this amount was recorded as a component of the Company’s research and development expense and a corresponding increase to its additional paid-in-capital.

In October 2020, the Company issued 3,220,000 shares of its common stock in a public offering at an offering price of $7.00 per share and received net proceeds of $21,026.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7 — Common Stock (continued)

For the years ended December 31, 2020 and 2019, the Company issued 194,878 and 167,622 shares, respectively, of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 9). For the years ended December 31, 2020 and 2019, the Company issued 25,780 and 44,885 shares, respectively, under the Company’s Employee Stock Purchase Program (“ESPP”). In April 2020, the Company issued 15,190 shares of its common stock as an RSA to a new employee. This RSA vests 25% every three months and will be 100% vested in April 2021.

During 2019, there were 97,088 warrant shares exercised (all on a cashless basis) resulting in 57,051 shares of common stock being issued by the Company. There were no warrant exercises in the 2020 period.

Note 8 — Common Stock Warrants

In conjunction with the closing of the Series A Preferred offering in June 2017 (see Note 6), the Company issued a warrant to purchase 649,409 shares of its common stock to the placement agent at an exercise price of $3.00 per share, provided, however, upon the conversion of the Series A Preferred, the warrant adjusted to entitle the holder to purchase shares of common stock equal to 10.0% of the shares of common stock issuable upon conversion of the Series A Preferred (excluding 191,000 shares of Series A Preferred that were purchased by insiders) and the exercise price would adjust to the conversion price of the Series A Preferred. This warrant vested at issuance in June 2017. The Company used the BSM to value the warrant and the fair value at the date of issuance was $479. Prior to the Company’s IPO in November 2018, the number of common shares issuable upon the exercise of this warrant was not fixed as it could vary by a factor of 1.000 to 1.333 common shares per warrant share in accordance with the IPO price, and the Company considered the warrant to be a derivative instrument. The $479 amount was recorded as a component of the issuance costs for the Series A Preferred in June 2017. As of December 31, 2017, the fair value of the warrant was $520.

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

In connection with the SWK Credit Agreement, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock (the “SWK Warrants”) with an exercise price of $5.86 per share. The SWK Warrants are exercisable immediately and have a term of seven years ending November 13, 2026. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions. The relative fair value of the SWK Warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. The $226 relative fair value for these warrants was reflected as a component of additional paid-in-capital in the Company’s balance sheet.

In connection with the additional $2,000 borrowed in August 2020 under the SWK Credit Agreement, the Company issued warrants for 18,141 shares of its common stock at an exercise price of $6.62 per share. The relative fair value of the 18,141 warrants was $94 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $6.85 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 0.4%. The $94 relative fair value for these warrants was reflected as a component of additional paid-in-capital in the Company’s balance sheet.

The weighted average exercise price of the outstanding warrants for the consultant, placement agent and debt holder as of December 31, 2020 and 2019 was $3.17 and $3.13 per share, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Common Stock Warrants (continued)

Listed below is a summary of warrants outstanding as of December 31, 2020:

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants – 2017	600,000	$0.01
Placement Agent Warrants – 2017 Preferred Stock Offering	607,096	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt (Tranche #1)	51,239	5.86
SWK Warrants – Debt (Tranche #2)	18,141	$6.62
Total	1,690,476	$ 3.17 (Avg)

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

A rollforward of the warrants outstanding is listed in the table below:

No. of Shares
Balance as of the beginning of the year	1,672,335
Issuance of SWK Warrants with long-term debt	18,141
Balance as of the end of the year	1,690,476

There were no warrant exercises in 2020. During 2019, 97,088 warrants were exercised (all on a cashless basis) resulting in 57,051 shares of common stock being issued by the Company. The intrinsic value of the warrants exercised in 2019 was $401.

Note 9 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 398,246 shares available for future issuance under the 2018 Plan as of December 31, 2020.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2019, the share reserve was increased by 704,317 shares based on the 17,607,928 shares of common stock outstanding at December 31, 2018. On January 1, 2020, the share reserve was increased by 715,099 shares based on the 17,877,486 shares of common stock outstanding at December 31, 2019. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. Prior to the IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which might have changed since the date of the most recent contemporaneous valuation through the date of grant. Following the IPO, the Company has used the closing stock price on the date of grant as the exercise price.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 — Share-Based Payment Awards (continued)

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

For the years ended December 31, 2020, 2019, and 2018, the Company’s total stock-based compensation expense was $2,576, $1,888 and $1,850, respectively. Of these amounts, $2,295, $1,574 and $1,770 was recorded in general and administrative expenses, respectively, and $281, $314 and $80 was recorded in R&D expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2020	1,829,878	$4.01	8.1	$6,014
Issued	1,457,000	4.04
Exercised	(194,878)	1.31
Forfeited/Cancelled	(267,500)	5.70
Options outstanding as of December 31, 2020	2,824,500	$4.05	8.3	$11,525
Options exercisable at December 31, 2020	1,318,798	$3.92	7.9	$5,551
Options vested and expected to vest at December 31, 2020	2,774,500	$4.10	8.4	$11,187

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised during 2020 was $1,049.

There were 194,878 shares issued for exercise of stock options during the year ended December 31, 2020 for proceeds of $255.

The assumptions used to calculate the fair value of options granted during the years ended December 31, 2020, 2019, and 2018 under the BSM were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Expected dividends	—%	—%	—%
Expected volatility	95%	90%	85%
Risk-free interest rate	0.4-0.7%	1.9-2.5%	2.8-2.9%
Expected term	5.9 years	5.9 years	6.3 years
Weighted average fair value	$3.06	$5.54	$3.39

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 — Share-Based Payment Awards (continued)

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

A summary of activity for RSAs and RSUs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of January 1, 2020	—
Issued	15,190
Vested	(7,595)
Forfeited/Cancelled	—
Unvested as of December 31, 2020	7,595

The grant date fair value per share for the RSA issued in 2020 was $3.95. No RSAs were issued in 2019 and the weighted average grant date fair value of the RSAs issued during the year ended December 31, 2018 was $1.37 per share. The fair value of the RSAs vested during the years ended December 31, 2020, 2019 and 2018 was $30, $66 and $2,784, respectively.

Restricted Stock Units

No RSUs were issued in 2020, 2019 and 2018 and no RSU’s were unvested at December 31, 2020 or 2019. The fair value of the RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $0, $0 and $69, respectively.

As of December 31, 2020, there was a total of $4,375, $18 and $0 of unrecognized compensation costs related to non-vested stock option awards, RSAs and RSUs, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 — Share-Based Payment Awards (continued)

In December 2018, the Company’s board of directors adopted an initial offering of the Company’s common stock under the Company’s ESPP. The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors.

The initial offering began on December 17, 2018 and ended on December 10, 2019. The initial offering consisted of two purchase periods, with the first purchase period ended on June 10, 2019 and the second purchase period ended on December 10, 2019. The terms of the ESPP permit employees of the Company to use payroll deductions to purchase stock at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of common stock on the first date of an offering or (2) 85% of the fair market value of a share of common stock on the date of purchase. After the initial offering period, subsequent twelve-month offering periods automatically commence over the term of the ESPP on the day that immediately follows the conclusion of the preceding offering, each consisting of two purchase periods approximately six months in duration ending on or around June 10 and December 10 each year, subject to a restart feature if the Company’s stock price drops at the end of a six-month period within the twelve-month offering period.

The Company recorded an expense of $71, $112 and $5 in 2020, 2019 and 2018, respectively, related to the ESPP. The weighted average grant date fair value of share awards in 2020, 2019 and 2018 was $2.32, $2.56 and $2.59 per share, respectively. Employees contributed $115 and $247 to the ESPP during 2020 and 2019, respectively. Of these amounts, $18 and $16 at December 31, 2020 and 2019, respectively, is included in accrued liabilities in the accompanying balance sheets.

Note 10 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at December 31, 2020, 2019 and 2018 were 3,371,489, 3,590,465, and 8,262,381, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018

Net loss	$(27,970)	$(18,320)	$(12,740)
Series A Preferred – dividends (accrued and deemed)	—	—	(24,489)
Net loss attributable to common stockholders	(27,970)	(18,320)	$(37,229)
Weighted average common shares outstanding (basic and diluted)	21,010,058	17,760,761	6,417,840
Net loss per common share (basic and diluted)	$(1.33)	$(1.03)	$(5.80)

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

As part of the early start-up for the Company’s pharmaceutical business, key executives at Harrow received 1,500,000 shares of restricted common stock in the Company for consulting services and certain Harrow managers also received options to purchase 130,000 shares of common stock from the Company (20,000 of these options were forfeited in 2018). The restricted stock and stock options vested 100% after one year on April 30, 2018. The Company recorded stock-based compensation expense of $0, $0 and $970 for the Harrow restricted common stock and $0, $0 and $51 for Harrow stock options, respectively, for the years ended December 31, 2020, 2019 and 2018 as a component of its general and administrative expenses.

Additionally, the Chief Executive Officer of Harrow is a member of the Company’s board of directors.

Chief Executive Officer

The CEO has a partial interest in a company that the Company has partnered with for its EM-100 product as described below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company was responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which was paid by Eyemax. The Company was also to be responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of December 31, 2020 or 2019.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 11 — Related Party Transactions (continued)

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company remains obligated to pay Eyemax two milestones payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory which was paid in February 2021. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of EM-100, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due under the terms of the Amended Agreement as of December 31, 2020 or 2019.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

On January 12, 2018, the Company signed an amended lease agreement to lease additional office space adjacent to its current corporate office space in Deer Park, Illinois. The amended lease was scheduled to expire at the end of March 2021. In October 2020, the Company renewed its office lease for a two-year period through March 31, 2023 and recorded $195 in ROU assets and $195 in operating lease liabilities associate with the lease extension. On March 7, 2018, the Company entered into a lease for laboratory space at a complex in Lake Zurich, Illinois. The lease commenced on March 7, 2018 and was scheduled to expire in February 2021. In November 2020, this laboratory lease was extended to June 2021 as the Company evaluates its future laboratory operations requirements.

The Company does not have any lease contracts that contain: (1) an option to extend that the Company is reasonably certain to exercise, (2) an option to terminate that the Company is reasonably certain to exercise, or (3) an option to extend (or not to terminate) in which exercise of the option is controlled by the lessor. Additionally, the Company does not have any leases with residual value guarantees or material restrictive covenants. Lease liabilities and their corresponding right-of-use assets have been recorded based on the present value of the future lease payments over the expected lease term. One of the Company’s lease agreements contains provisions for escalating rent payments over the term of the lease.

The Company’s leases do not contain readily determinable implicit discount rates, and therefore, the Company was required to use its incremental borrowing rate of 7.8% to discount the future lease payments based on information available at lease commencement. In October 2020, the new discount rate for the office lease extension was estimated at 5.4%. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded $139, $140, and $115, respectively, in rent expense.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the statements of operations was $55 and $84 and $55 and $85 for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $131 and $120 for years ended December 31, 2020 and 2019, respectively. The ROU asset amortization for years ended December 31, 2020 and 2019 was $129 and $121, respectively, and is reflected in depreciation and amortization in the Company’s statements of cash flows. As of December 31, 2020, the weighted-average remaining lease term was 2.2 years, and the weighted-average discount rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2020:

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$192
Total leased assets		$192
Liabilities
Operating lease liabilities, current	Accrued liabilities	$82
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	99
Total operating lease liabilities		$181

The Company’s future annual lease commitments as of December 31, 2020 are as indicated below:

	Total	2021	2022	2023
Undiscounted lease payments	$192	$90	$87	$15
Less: Imputed interest	(11)
Total lease liabilities	$181

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 13 – Income Taxes

The provision for income taxes for the Company consists of the following for the years ended December 31, 2020, 2019 and 2018:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—

Deferred:
Federal	6,020	3,961	1,900
State	2,151	1,415	679
Change in valuation allowance	(8,171)	(5,376)	(2,579)
Total deferred expense	—	—	—
Total provision	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Net operating losses	$16,250	$8,879
Stock-based expenses	1,257	662
Accruals and other	396	190
Total deferred tax assets	17,903	9,731
Valuation allowance	(17,903)	(9,731)
Net deferred tax assets	$—	$—

Based on the uncertainty of future taxable income at this time management believes a 100% valuation reserve for the $17,903 and $9,731 deferred tax assets at December 31, 2020 and 2019, respectively, is appropriate.

A reconciliation of the statutory federal tax rate to effective tax rate is shown below:

	Year ended December 31	Year ended December 31,	Year ended December 31,
	2020	2019	2018
Benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
Permanent items (primarily warrants and stock compensation)	(0.5)	(0.6)	6.0
State tax benefit	(7.7)	(7.7)	(5.3)
Federal rate change	—	—	—
Other items	—	—	—
Establishment of valuation allowance	29.2	29.3	20.3
Income tax expense	—%	—%	—%

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 13 – Income Taxes (continued)

The Company has a federal and state NOL carryforward of $57,008 as of December 31, 2020. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017 in the amount of $51,356 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017 in the amount of $5,652 will expire in 2037. The state NOL carry forward will begin to expire in 2029.

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

Note 14 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the years ended December 31, 2020, 2019 and 2018, the Company made $117, $113 and $62, respectively, in matching contributions.

Note 15 — Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that may have a material impact on the operations of the Company.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 15 — Commitments and Contingencies (continued)

License and Product Development Agreements

The Company has entered into various agreements in addition to those discussed above which are described below.

The Company acquired the exclusive rights to sell the Cysteine injection product in the United States pursuant to a sales and marketing agreement dated November 17, 2017 with an unaffiliated third party (the “Sales Agreement”). Pursuant to the Sales Agreement, the licensor is responsible for obtaining FDA approval, at its expense, and the Company is responsible for commercializing the product in the United States at its expense. The Company was to pay the third party 50% of the net profit from the sale of the product, however, in February 2020, it executed an amendment to the Sales and Marketing Agreement. Under the revised terms, the Company will be responsible for paragraph IV related litigation and will be entitled to 62.5% of product profit. The initial term is for the first 10 years following the first commercial sale of the product.

The Company acquired the exclusive license to develop, manufacture and sell oral solution Levothyroxine in the United States pursuant to an Exclusive License and Supply Agreement dated August 3, 2018 between the Company and Liqmeds Worldwide Limited (“LMW”), an unaffiliated entity. Pursuant to the agreement, the Company was to be responsible for, and would own, all regulatory filings and approvals at its expense, provided that it would have the right to recoup 35% of any regulatory filing fees from the initial profits from the sale of ET-103 and, provided further, the licensor would be responsible for any bioequivalence study and would be responsible for 60% of the costs of such study. An affiliate of the licensor was to manufacture the ET-103 and sell it to the Company at its cost. The Company paid the licensor $350 upon execution of the agreement and was to pay the licensor $1,500 upon the FDA’s acceptance of an NDA for review, $1,000 upon FDA approval, $1,500 upon issuance of patent covering ET-103 listed in the FDA’s Orange Book and $500 in the event of product sales in excess of $10,000 in any calendar year. In addition, the Company was required to pay the licensor 35% of the net profit from product sales. The license agreement was for an initial term of 10 years from the date of the first commercial sale of the product, subject to two-year renewals unless either party elects to terminate no less than 12 months prior to the then current term. The agreement also contained customary representations, warranties, covenants and indemnities by the parties. In November 2020, the Company terminated the development agreement with LMW due to new adverse market competitive factors.

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and subsequently received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company is responsible for marketing activities and Sintetica is responsible for development, manufacturing, and the regulatory activities related to approval. The Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and $750 upon the commencement of commercial product shipments. Sintetica will supply Biorphen to the Company at its direct costs and the Company will retain 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term from the first commercial sale of Biorphen which occurred in November 2019. There was a gross loss for Biorphen for the year ended December 31, 2020 due to slower than anticipated sales and a product price reduction through the Company’s wholesale customers.

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ephedrine, an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement which was refunded to Eton in early 2020 due to the FDA not accepting the ET-203 file submission by Sintetica. The refund was reflected as a component of prepaid and other current assets on the Company’s balance sheet at December 31, 2019. The ET-203 product was successfully resubmitted in late 2020 and the Company will pay a $600 milestone fee and will also pay $750 upon FDA approval and the commercial sale of the product candidate. Upon approval, Sintetica will supply ET-203 to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 15 — Commitments and Contingencies (continued)

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine were developed by the Company and its various product candidate development partners and the Company subsequently sold all its rights and interests in these three products to Azurity Pharmaceuticals, Inc. (“Azurity”) in 2021 (see Note 16 — Subsequent Events).

During the years ended December 31, 2020, 2019 and 2018, the Company worked with Tulex Pharmaceuticals, Inc. (“Tulex”) as a third-party contract manufacturer to develop an oral solution for Topiramate (fka ET-101) which targets a neurological condition. The Company subsequently filed the product with the FDA in October 2020 and paid a $1,438 filing fee.

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with LMW for Zonisamide oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company was to be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and $325 upon the FDA’s acceptance of the NDA for review and will pay $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 were achieved within a calendar year. In addition, the Company was required to pay the licensor 35% of the net profit from product sales. The Agreement was for an initial term of 10 years from the date of the first commercial sale of the product. The Company was to retain sole ownership of the NDA after expiration of the Agreement.

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to Lamotrigine, an oral suspension product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company was to be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,450 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. If Aucta successfully completes a Lamotrigine product line extension product, Eton will pay $1,500 upon FDA acceptance of the product filing and $1,950 upon FDA approval and commercial sales of the extension product candidate. Aucta will receive a low double-digit royalty on net sales and will be entitled to receive milestone payments of up to $18,000 based on commercial success of the product, including:

●	$1,000 when net sales exceed $10 million in a calendar year
●	$2,000 when net sales exceed $20 million in a calendar year
●	$5,000 when net sales exceed $50 million in a calendar year
●	$10,000 when net sales exceed $100 million in a calendar year

Eton will remain responsible for certain licensing fee obligations owed to its development partners and Azurity will assume royalty or profit share obligations owed to development partners

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 15 — Commitments and Contingencies (continued)

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (NDA) was approved by the FDA on September 29, 2020 as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age.

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which were valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020 (see Note 7). The total amount of $4,764 was recorded as a component of research and development expense in the Company’s statement of operations for the year ended December 31, 2020. The Company will also pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020 or 2019.

Note 16 — Subsequent Events

In February 2021, the Company sold its pediatric neurology portfolio to Azurity Pharmaceuticals (“Azurity”). The portfolio included the Company’s Lamotrigine (ET-105), Zonisamide (ET-104), and Topiramate (ET-101) product candidates, which have all been submitted to the U.S. Food and Drug Administration as new drug applications and are currently under review by the FDA.

Azurity will assume control of all three products and will be responsible for commercialization following regulatory approval. The Company will support Azurity in the transition and through regulatory approval. Under the terms of the transaction, the Company will receive up to $45,000 in payments from Azurity under the following schedule:

-	$15,000 at closing, of which $9,500 was received in February 2021 and $5,500 is held in escrow until certain product-related milestones are achieved;
-	$15,000 upon achievement of FDA approval and product launch milestones; and
-	$15,000 upon achievement of commercial sales milestones.

In addition, the Company will receive a single digit percentage royalty on Azurity’s net sales of the products. The Company will remain responsible for certain licensing fee obligations owed to its development partners (see Note 15) and Azurity will assume royalty or profit share obligations owed to the development partners. The Company paid milestones of $550 to Aucta Pharmaceuticals and $200 to Tulex Pharmaceuticals in February 2021 in conjunction with the sale of the pediatric neurology products to Azurity. The Company’s proceeds from the transaction will be used for business development activities targeting additional late-stage orphan drug products.

Eton Pharmaceuticals, Inc.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
For the year ended December 31, 2020
Accounts receivable allowances (1)	$116	$90	$(135)	$71
Inventories reserve	$—	$623	$—	$623
For the year ended December 31, 2019
Accounts receivable allowances (1)	$—	$116	$—	$116
For the year ended December 31, 2018
Accounts receivable allowances (1)	$—	$—	$—	$—

(1)	Allowances are for chargebacks, prompt payment discounts, distribution fees, and returns & allowances related to Biorphen and Alkindi Sprinkle product sales. The inventories reserve is for Biorphen that is at risk of expiry before it can be sold.

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

As of December 31, 2020, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “ Election of Directors “ and “ Executive Officers “ in our Proxy Statement for our 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules

(1) Index to Financial Statements

The following financial statements of Eton Pharmaceuticals, Inc. and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2020, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

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

(3) Exhibits

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
4.1	Specimen Certificate representing shares of common stock of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.2	Warrant dated May 4, 2017 issued to Liquid Patent Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.3	Warrant dated June 26, 2017 issued to National Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.5	Warrant dated November 13, 2019 issued to SWK Holdings LLC. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 5, 2020).
4.6	Description of Securities of the Registrant (filed herewith).
10.1	Registration Rights Agreement dated June 19, 2017 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

Exhibit No.	Description
10.2†	Asset Purchase Agreement (DS-200) dated June 23, 2017 between Selenix, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.3†	Exclusive Development and Supply Agreement (DS-100) dated July 9, 2017 between Andersen Pharma, LLC and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.4	Amended and Restated Agreement relating to sales and marketing dated February 18, 2019 between the Registrant and Eyemax, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
10.5†	Sales/Marketing Agreement (DS-300) dated November 17, 2017 by and among AL Pharma, Inc., SCS National, LLC, Dry Creek Project, LLC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.6+	Eton Pharmaceuticals, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.7+	Offer Letter Agreement by and between the Registrant and Sean E. Brynjelsen, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.8+	Offer Letter Agreement by and between the Registrant and W. Wilson Troutman, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.9	Exclusive License and Supply Agreement (ET-103) dated August 3, 2018 between the Registrant, Liqmeds Worldwide Limited and LM Manufacturing, Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.10+	Eton Pharmaceuticals, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.11+	2018 Equity Incentive Plan (as amended December 2020 (filed herewith).

Exhibit No.	Description
10.12+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.13	Amendment No. 1 dated August 29, 2018 to Sales/Marketing Agreement (DS-300) dated November 17, 2017 between AL Pharma, Inc. and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.14.	Credit Agreement dated as of November 13, 2019, by and among the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 5, 2020).
23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
*	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

March 16, 2021	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
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

Signature	Title	Date
/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2021
Sean E. Brynjelsen
/s/ W. Wilson Troutman	Chief Financial Officer, Treasurer and Secretary	March 16, 2021
W. Wilson Troutman	(Principal Financial and Accounting Officer)
/s/ Mark L. Baum	Director	March 16, 2021
Mark L. Baum
/s/ Charles J. Casamento	Director	March 16, 2021
Charles J. Casamento
/s/ Paul V. Maier	Director	March 16, 2021
Paul V. Maier
/s/ Norbert G. Riedel, Ph.D.	Director	March 16, 2021
Norbert G. Riedel, Ph.D.

