Form 10-Q
period 2021-03-31
Eton Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, Eton Pharmaceuticals, Inc. had outstanding 24,507,616 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,113	$21,295
Accounts receivable, net	300	48
Inventories	1,348	1,242
Equipment held-for-sale	551	—
Prepaid expenses and other current assets	2,962	2,116
Total current assets	30,274	24,701

Property and equipment, net	176	811
Intangible assets, net	537	575
Operating lease right-of-use assets, net	163	192
Other long-term assets, net	36	40
Total assets	$31,186	$26,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,761	$2,344
Current portion of long-term debt	385	—
PPP loan, current portion	341	280
Accrued liabilities	712	1,170
Total current liabilities	3,199	3,794

Long-term debt, net of discount and including accrued fees	6,183	6,532
Long-term portion of PPP and EIDL loans	170	231
Operating lease liabilities, net of current portion	79	99

Total liabilities	9,631	10,656

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 24,482,616 and 24,312,808 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	108,573	107,797
Accumulated deficit	(87,042)	(92,158)
Total stockholders’ equity	21,555	15,663

Total liabilities and stockholders’ equity	$31,186	$26,319

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Revenues:
Licensing revenue	$11,500	$—
Product sales and royalties	397	99
Total net revenues	11,897	99

Cost of sales
Licensing revenue	1,500	—
Product sales and royalties	90	102
Total cost of sales	1,590	102

Gross profit (loss)	10,307	(3)

Operating expenses:
Research and development	886	6,268
General and administrative	4,058	2,610
Total operating expenses	4,944	8,878

Income (loss) from operations	5,363	(8,881)

Other expense:
Interest and other expense, net	(247)	(168)

Income (loss) before income tax expense	5,116	(9,049)

Income tax expense	—	—

Net income (loss)	$5,116	$(9,049)
Net income (loss) per share, basic	$0.21	$(0.50)
Net income (loss) per share, diluted	$0.19	$(0.50)
Weighted average number of common shares outstanding, basic	24,453	18,143
Weighted average number of common shares outstanding, diluted	26,547	18,143

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	673	—	673

Stock option exercises	75,000	—	103	—	103

Warrant exercises	94,808	—	—	—	—

Net income	—	—	—	5,116	5,116

Balances at March 31, 2021	24,482,616	$24	$108,573	$(87,042)	$21,555

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	—	—	365	—	365

Stock option exercises	5,000	—	31	—	31

Proceeds from sales of common stock, net of offering costs	2,500,000	3	7,456	—	7,459

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Net loss	—	—	—	(9,049)	(9,049)

Balances at March 31, 2020	20,761,960	$21	$83,836	$(73,237)	$10,620

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash flows from operating activities
Net income (loss)	$5,116	$(9,049)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	673	365
Common stock issued for product candidate licensing rights	—	1,264
Depreciation and amortization	155	162
Debt discount amortization	36	27
Changes in operating assets and liabilities:
Accounts receivable	(252)	268
Inventories	(106)	(1,346)
Prepaid expenses and other assets	(846)	1,020
Accounts payable	(583)	608
Accrued liabilities	(478)	(536)
Net cash provided by (used in) operating activities	3,715	(7,217)

Cash used in investing activities
Purchases of property and equipment	—	(4)

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	—	7,459
Proceeds from employee stock option exercises	103	31
Net cash provided by financing activities	103	7,490

Change in cash and cash equivalents	3,818	269
Cash and cash equivalents at beginning of period	21,295	12,066
Cash and cash equivalents at end of period	$25,113	$12,335

Supplemental disclosures of cash flow information
Cash paid for interest	$214	$189
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware “C” corporation on April 27, 2017 and was initially set up as a wholly-owned subsidiary of Harrow Health, Inc. (“Harrow”, fka Imprimis Pharmaceuticals, Inc.). In June 2017, the Company raised $20,055 in start-up capital through a private sale of preferred stock and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. In November 2018, the Company completed its initial public offering (the “IPO”) and received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses. In November 2019, the Company entered into a credit agreement and received net proceeds of $4,750 and in August 2020 the Company received net proceeds of $1,965 under the credit agreement (see Note 5). In March and April 2020, Eton received net proceeds of $7,756 from the sale of shares of its common stock in a private placement and in October 2020, the Company received net proceeds of $21,026 from a public offering for its common stock at an offering price of $7.00 per share.

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

The Company’s Biorphen® product was approved by the FDA in October 2019 and sales commenced for this product at the end of 2019. Eton’s EM-100 product was sold to Bausch Health and the product was approved by the FDA in September 2020. Bausch Health launched this product under the name of Alaway® Preservative Free in January 2021 and Eton will receive royalties from the sale of the product. In addition, the Company acquired the licensing rights to Alkindi Sprinkle and this product was approved by the FDA in October 2020 and launched in December 2020. In February 2021, the Company sold three pediatric neurology products it had under development to Azurity Pharmaceuticals (“Azurity”) and anticipates additional revenues from Azurity based on various product-related milestones including the commercial launch for these products which are currently under review with the FDA.

Note 2 — Liquidity Considerations

Prior to 2021, the Company had generated limited revenues and had incurred negative cash flows from operating activities since its inception in 2017. In the first three months of 2021, the Company generated net cash provided by operating activities of $3,715 primarily from the initial proceeds from the sale of three neurology products. The Company expects further growth in 2021 and beyond in accordance with additional market penetration from its approved products plus additional revenues from licensing and additional products where it anticipates FDA approval.

The Company currently believes its existing cash and cash equivalents of $25,113 as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the periods ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2021 and 2020 are also unaudited. The results for the three-month period ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $71 and $71 as of March 31, 2021 and December 31, 2020, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at March 31, 2021 and December 31, 2020 consist solely of purchased finished goods. At both March 31, 2021 and December 31, 2020 inventories are shown net of a slow-moving reserve for its Biorphen product of $623 due to the risk of expiry before this entire stock of inventories is sold.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives: computer hardware and software is depreciated over three years; equipment, furniture and fixtures is depreciated over five years; leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Construction in progress is capitalized but not depreciated until it is placed into service.

Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.

In March 2021, the Company completed an evaluation of its expected needs for product development and testing activities and determined that it would discontinue its laboratory operation in Lake Zurich, Illinois. The Company expects to complete a sale of the lab equipment in May 2021 at a price in excess of the book value for these assets. Accordingly, the $551 net book value of these assets was removed from the property and equipment classification and is classified as a current asset, Equipment held-for-sale, in the Company’s accompanying condensed balance sheet as of March 31, 2021.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. A $750 payment related to the approval of the Company’s Biorphen product in 2019 has been capitalized and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $213 of accumulated amortization as of March 31, 2021. The Company recorded $38 of amortization expense for the three months ended March 31, 2021. The Company will record amortization expense of $150 per year for this intangible asset for 2021 through 2023 and then $125 in 2024 when it will be fully amortized.

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

In addition, the Company receives revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

Revenues for the three months ended March 31, 2021 reflected $11,500 of licensing milestone fees, $254 in product sales and $143 in royalty revenue. Revenues for the three months ended March 31, 2020 consisted solely of product sales.

Cost of Sales

Cost of sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers and freight and handling/storage costs from the Company’s 3PL logistics service providers. The cost of sales for profit-sharing and royalty fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Cost of sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and warrants at March 31, 2021 were 2,093,952 and excluded 729,692 shares that were anti-dilutive. For the three-month period ended March 31, 2020, common stock equivalents of 3,588,523 are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director (see Note 8).

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 — Compensation — Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. The Company estimates the fair value of stock-based option awards using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with a limited weighting included for the Company’s own volatility subsequent to its IPO, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

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

Impact of New Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the current period that would apply to the Company and have a material impact on its financial position or results of operations.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Computer hardware and software	$178	$182
Furniture and fixtures	139	143
Equipment	80	994
Leasehold improvements	184	184
	581	1,503
Less: accumulated depreciation	(405)	(692)
Property and equipment, net	$176	$811

Depreciation expense for the three-month periods ended March 31, 2021 and 2020 was $84 and $87, respectively. The balances at March 31, 2021 reflect the reclassification of laboratory equipment held for sale which had a net book value of $551. The Company expects to complete the sale of this equipment in May 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 5 — Long Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock, the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until February14, 2022 and then will pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. The Company is currently in the process of negotiating covenant targets for EBITDA and revenue for the SWK Credit Agreement. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

Interest expense of $264 was recorded during the three months ended March 31, 2021, which included $36 of debt discount amortization. Interest expense of $195 was recorded during the three months ended March 31, 2020, which included $27 of debt discount amortization. As of March 31, 2021, $62 of accrued interest is included in accrued liabilities.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 5 — Long Term Debt (continued)

The table below reflects the future payments for the SWK loan principal and interest as of March 31, 2021.

Amount
2021	$635
2022	2,202
2023	1,756
2024	5,300
Total payments	9,893
Less: amount representing interest	(2,893)
Loan payable, gross	7,000
Less: unamortized discount	(432)
Current plus long-term debt, net of unamortized discount	$6,568

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. The loan bears a 1.0% annual interest rate and is payable in monthly installments commencing in November 2020, subject to a payment deferral period until August 2021 which the Company has elected to use, until the loan is paid in full on May 4, 2022. The Company recorded $1 in interest expense for the period ended March 31, 2021. The Company has applied for 100% forgiveness of the loan as permitted under the applicable SBA guidelines for PPP loans and is awaiting a final determination by the SBA.

EIDL loan

On July 21, 2020, the Company received $150 in loan proceeds under the Economic Injury Disaster Loan program (“EIDL”) from the SBA. The loan bears a 3.75% annual interest rate and is payable in monthly installments commencing on July 21, 2021 until paid in full on July 21, 2050. The Company recorded $1 in interest expense for the period ended March 31, 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the three months ended March 31, 2021, the Company issued 75,000 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8).

During the three months ended March 31, 2021, a holder of the Company’s common stock warrants exercised 135,650 warrants on a cashless basis and the Company issued 94,808 shares of its common stock in connection with the warrant exercise. The intrinsic value of the warrant exercise was $806.

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2021 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants – 2017 Preferred Stock Offering	471,446	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
Total	1,554,826	$3.18 (Avg)

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 1,370,758 shares available for future issuance under the 2018 Plan as of March 31, 2021.

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

To date, all stock options issued have been non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life, except for options to purchase 50,000 shares of the Company’s common stock granted to product consultants in July 2017 that expire within five years if the Company is not able to file certain product submissions to the FDA prior to the five-year expiration date. Furthermore, these option awards to the Company’s product consultants do not vest unless certain product submissions are made to the FDA, and accordingly, the Company has not recorded any expense for these contingently vesting option awards to its product consultants.

For the three months ended March 31, 2021 and 2020, the Company’s total stock-based compensation expense was $673 and $365, respectively. Of these amounts, $581 and $325 was recorded in general and administrative expenses, respectively, and $92 and $40 was recorded in research and development expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	2,824,500		$4.05	8.3	$11,525
Issued	—	$
Exercised	(75,000)		$1.38
Forfeited/Cancelled	—	$
Options outstanding as of March 31, 2021	2,749,500		$4.12	8.1	$8,844
Options exercisable at March 31, 2021	1,412,648		$4.13	7.8	$4,506
Options vested and expected to vest at March 31, 2021	2,699,500		$4.17	8.2	$8,547

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of March 31, 2021, there was a total of $3,749 of unrecognized compensation costs related to non-vested stock option awards. In the three-month period ended March 31, 2021, stock option exercises totaled 75,000 shares at an exercise price of $1.38 per share with an intrinsic value of $416. In the three-month period ended March 31, 2020, stock option exercises totaled 5,000 shares at an exercise price of $6.20 per share with an intrinsic value of $3.

In December 2018, the Company’s board of directors adopted an initial offering of the Company’s common stock under the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”). The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2021, there were 529,335 shares available for issuance under the ESPP.

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

In accordance with the June and December stock purchase periods for the ESPP, there were no share issuances in the first three months of 2021 or 2020. The weighted average grant date fair value of share awards in 2021 and 2020 was $2.29 and $2.64, respectively. Employees contributed $80 and $50 via payroll deductions during the three months ended March 31, 2021 and 2020, respectively. The Company recorded an expense of $19 and $21 related to the ESPP in the three-month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the accompanying condensed balance sheets include $99 and $18, respectively, in accrued liabilities for remaining employee ESPP contributions.

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

Additionally, the Chief Executive Officer of Harrow was a member of the Company’s board of directors until March 17, 2021 when he retired from service with the board.

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

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Eyemax Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company was obligated to pay Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product which was paid in October 2020 and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory which was paid in February 2021. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of EM-100, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due to Eyemax under the terms of the Amended Agreement as of March 31, 2021 or December 31, 2020.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $9 and $21, respectively, for the three months ended March 31, 2021 and $14 and $21, respectively, for the three months ended March 31, 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $24 for the three months ended March 31, 2021. The ROU asset amortization for the three-month periods ended March 31, 2021 and 2020 was $29 and $31, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of March 31, 2021, the weighted-average remaining lease term was 2.0 years, and the weighted-average incremental borrowing rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2021 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$163
Total leased assets		$163
Liabilities
Operating lease liabilities, current	Accrued liabilities	$158
Total operating lease liabilities		$158

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of March 31, 2021 is as indicated below:

	Total	2021	2022	2023	Thereafter
Undiscounted lease payments	$166	64	88	14	—
Less: Imputed interest	(8)
Total lease liabilities	$158

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

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine were developed by the Company and its various product candidate development partners and the Company subsequently sold all its rights and interests in these three products to Azurity Pharmaceuticals, Inc. (“Azurity”) in 2021.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with Liqmeds Worldwide Limited (“LMW”) for Zonisamide oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company was to be responsible for regulatory and marketing activities. LMW will be responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and $325 upon the FDA’s acceptance of the NDA for review and will pay $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 were achieved within a calendar year. In addition, the Company was required to pay the licensor 35% of the net profit from product sales. The Agreement was for an initial term of 10 years from the date of the first commercial sale of the product. The Company was to retain sole ownership of the NDA after expiration of the Agreement.

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

Eton will remain responsible for certain licensing fee obligations owed to its development partners and Azurity will assume royalty or profit share obligations owed to development partners.

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

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which were valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020. The total amount of $4,764 was recorded as a component of research and development expense in the Company’s statement of operations for the three months ended March 31, 2020. The Company will also pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021 or December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “2020 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2020 10-K.

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

In October 2019, we received FDA approval for Biorphen® which we are marketing in the United States. Biorphen (phenylephrine HCl injection) is an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. In September 2020, the FDA approved our Alkindi Sprinkle product as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age. In addition, the FDA approved EM-100, an eye allergy product which we sold to Bausch Health whereby we will receive royalties on sales of EM-100 which was launched in late January 2021. We received a $1,500 milestone payment from Bausch in accordance with the product launch for EM-100. In February 2021, we sold three pediatric neurology products we had under development to Azurity Pharmaceuticals (“Azurity”) and received $9,500 in proceeds. We anticipate additional revenues from Azurity based on various product-related milestones including the commercial launch for these products which are currently under review with the FDA.

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

Results of Operations

We had total revenue of $11,897 for the three-month period ended March 31, 2021 which reflected the Azurity and Bausch milestones revenue discussed above plus product sales and royalty revenues which generated a total gross profit of $10,307 for the period. For the three-month period ended March 31, 2020 we had $99 of sales from our Biorphen product at a negative gross profit of $3.

Research and Development Expenses

For the three-month periods ended March 31, 2021 and 2020, we incurred $886 and $6,268 of research and development expenses (“R&D”), respectively. The 2021 period reflected a reduced overall R&D activity while the 2020 period included $4,764 in expense for the licensing payments for the U.S. rights to Alkindi® Sprinkle. The full comparative three-month detail of our R&D expense is listed in the table below and reflects an overall $5,382 lower expense level in 2021 as we are focusing on commercial development of our Alkindi Sprinkle and Biorphen products at this time.

Set forth in the table below is our research and development spending for our current product candidates and general product development expenses for the three-month periods ended March 31, 2021 and 2020. We do not track internal costs by product for our employees and laboratory expenses and they are listed as indirect expenses in the table below. In March 2021, we decided to discontinue our laboratory product testing operations and anticipate completing a sale of our laboratory equipment in May 2021.

	Three months ended March 31, 2021	Three months ended March 31, 2020
Alkindi Sprinkle	$—	$4,764
Cysteine	99	401
Dehydrated Alcohol	157	—
Biorphen	61	65
Other products	35	163
Indirect expenses	534	875
TOTAL	$886	$6,268

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended March 31, 2021 and 2020, we incurred $4,058 and $2,610, respectively, of G&A expenses. The $1,448 increase in G&A expense was mainly due to $573 in increased compensation expenses and $969 in higher product marketing/distribution expenses mainly related to Alkindi Sprinkle commercialization. This was partially offset by decreased legal expenses mainly due to less activity associated with our Paragraph IV patent challenge related to L-Cysteine.

Interest and other expense, net

In comparing the three-month periods ended March 31, 2021 and 2020, net interest/other expense increased by $79 primarily as a result of higher interest expense associated with increased borrowings under our SWK Credit agreement.

We realized net income of $5,116 for the three months ended March 31, 2021 and incurred a net loss of $9,049 for the three-month period ended March 31, 2020 due to the factors discussed above.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net cash provided by (used in) operating activities	$3,715	$(7,217)
Cash used in investing activities	—	(4)
Cash flows from financing activities	103	7,490
Change in cash and cash equivalents	$3,818	$269

The increase in cash provided by (used in) operating activities was mainly a result of the net income in the 2021 period partially offset by changes in working capital as compared to the net loss in the 2020 period. The 2020 financing activity was primarily the result of the sales of our common stock in March 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2021, all of our cash is in a non-interest bearing account due to the current low-interest rate environment. We do not currently have exposure to foreign currency risk.

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

With respect to the three-month period ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2020 10-K, which was filed with the SEC on March 16, 2021, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the registrant’s current report on Form 8-K filed with the SEC on March 30, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

May 13, 2021	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

