Form 10-Q
period 2021-06-30
Eton Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State of incorporation)	(I.R.S. Employer Identification Number)

21925 W. Field Parkway, Suite 235

Deer Park, Illinois 60010-7278

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (847) 787-7361

Securities registered pursuant to Section 12(b) of the Act	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	ETON	Nasdaq Global Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, Eton Pharmaceuticals, Inc. had outstanding 24,600,175 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,802	$21,295
Accounts receivable, net	303	48
Inventories	1,242	1,242
Prepaid expenses and other current assets	1,728	2,116
Total current assets	29,075	24,701

Property and equipment, net	156	811
Intangible assets, net	500	575
Operating lease right-of-use assets, net	143	192
Other long-term assets, net	32	40
Total assets	$29,906	$26,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,522	$2,344
Current portion of long-term debt	749	—
PPP loan, current portion	—	280
Accrued liabilities	835	1,170
Total current liabilities	3,106	3,794

Long-term debt, net of discount and including accrued fees	5,856	6,532
Long-term portion of PPP and EIDL loans	150	231
Operating lease liabilities, net of current portion	58	99

Total liabilities	9,170	10,656

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 24,600,175 and 24,312,808 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	25	24
Additional paid-in capital	109,769	107,797
Accumulated deficit	(89,058)	(92,158)
Total stockholders’ equity	20,736	15,663

Total liabilities and stockholders’ equity	$29,906	$26,319

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues:
Licensing revenue	$2,500	$—	$14,000	$—
Product sales and royalties	567	20	964	119
Total net revenues	3,067	20	14,964	119

Cost of sales:
Licensing revenue	—	—	1,500	—
Product sales and royalties	136	28	226	130
Total cost of sales	136	28	1,726	130

Gross profit (loss)	2,931	(8)	13,238	(11)

Operating expenses:
Research and development	1,990	1,609	2,876	7,877
General and administrative	3,266	2,921	7,324	5,531
Total operating expenses	5,256	4,530	10,200	13,408

(Loss) income from operations	(2,325)	(4,538)	3,038	(13,419)

Other (expense) income:
Interest and other (expense) income, net	(237)	(192)	(484)	(360)
Gain on PPP loan forgiven	365	—	365	—
Gain on equipment sale	181	—	181	—

(Loss) income before income tax expense	(2,016)	(4,730)	3,100	(13,779)

Income tax expense	—	—	—	—

Net (loss) income	$(2,016)	$(4,730)	$3,100	$(13,779)
Net loss (income) per share, basic	$(0.08)	$(0.23)	$0.12	$(0.70)
Net loss (income) per share, diluted	$(0.08)	$(0.23)	$0.12	$(0.70)
Weighted average number of common shares outstanding, basic	25,211	21,005	25,133	19,574
Weighted average number of common shares outstanding, diluted	25,211	21,005	26,486	19,574

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2021	24,482,616	$24	$108,573	$(87,042)	$21,555

Stock-based compensation	—	—	836	—	836

Stock option exercises	63,233		226	—	226

Employee stock purchase plan	29,326	—	134	—	134

Common stock issued related to restricted stock units	25,000	—	—	—	—

Net loss	—	—	—	(2,016)	(2,016)

Balances at June 30, 2021	24,600,175	$25	$109,769	$(89,058)	$20,736

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2020	20,761,960	$21	$83,836	$(73,237)	$10,620

Stock-based compensation	15,190	—	714	—	714

Stock option exercises	64,878		66	—	66

Employee stock purchase plan	14,005	—	64	—	64

Proceeds from sales of common stock, net of offering costs	100,000	—	297	—	297

Net loss	—	—	—	(4,730)	(4,730)

Balances at June 30, 2020	20,956,033	$21	$84,977	$(77,967)	$7,031

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	1,509	—	1,509

Stock option exercises	138,233	1	329	—	330

Employee stock purchase plan	29,326	—	134	—	134

Common stock issued related to restricted stock units	25,000	—	—	—	—

Warrant exercises	94,808	—	—	—	—

Net income	—	—	—	3,100	3,100

Balances at June 30, 2021	24,600,175	$25	$109,769	$(89,058)	$20,736

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	15,190	—	1,079	—	1,079

Stock option exercises	69,878		97	—	97

Employee stock purchase plan	14,005	—	64	—	64

Proceeds from sales of common stock, net of offering costs	2,600,000	3	7,753	—	7,756

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Net loss	—	—	—	(13,779)	(13,779)

Balances at June 30, 2020	20,956,033	$21	$84,977	$(77,967)	$7,031

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash flows from operating activities
Net income (loss)	$3,100	$(13,779)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,509	1,079
Common stock issued for product candidate licensing rights	—	1,264
Depreciation and amortization	240	326
Debt discount amortization	73	50
Gain on forgiveness of debt	(365)	—
Gain on sale of equipment	(181)	—
Changes in operating assets and liabilities:
Accounts receivable	(255)	473
Inventories	—	(1,329)
Prepaid expenses and other assets	419	1,251
Accounts payable	(822)	1,378
Accrued liabilities	(372)	(783)
Net cash used in operating activities	3,346	(10,070)

Cash provided by (used in) investing activities
Proceeds from sale of equipment	700	—
Purchases of property and equipment	(3)	(4)
Net cash provided by (used in) financing activities	697	(4)

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	—	7,756
Proceeds from PPP loan	—	361
Proceeds from employee stock purchase plan and stock option exercises	464	161
Net cash provided by financing activities	464	8,278

Change in cash and cash equivalents	4,507	(1,796)
Cash and cash equivalents at beginning of period	21,295	12,066
Cash and cash equivalents at end of period	$25,802	$10,270

Supplemental disclosures of cash flow information
Cash paid for interest	$424	$358
Cash paid for income taxes	$—	$—

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

Note 2 — Liquidity Considerations

In the first six months of 2021, the Company generated net cash provided by operating activities of $3,346 primarily from the initial proceeds from the sale of three neurology products. The Company expects further growth in 2021 and beyond in accordance with additional market penetration from its approved products plus additional revenues from licensing and additional products where it anticipates FDA approval. Prior to 2021, the Company had generated limited revenues and had incurred negative cash flows from operating activities since its inception in 2017.

The Company currently believes its existing cash and cash equivalents of $25,802 as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the periods ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six-month periods ended June 30, 2021 and 2020 are also unaudited. The results for the six-month period ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $85 and $71 as of June 30, 2021 and December 31, 2020, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at June 30, 2021 and December 31, 2020 consist solely of purchased finished goods. At both June 30, 2021 and December 31, 2020 inventories are shown net of a slow-moving reserve for its Biorphen product of $623 due to the risk of expiry before this entire stock of inventories is sold.

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

In March 2021, the Company completed an evaluation of its expected needs for product development and testing activities and determined that it would discontinue its laboratory operation in Lake Zurich, Illinois. The Company completed a sale of the lab equipment in May 2021 at a price of $700 which was $181 in excess of the book value for these assets. Accordingly, the $519 net book value of these assets was removed from the property and equipment accounts and the $181 gain is reflected in the Company’s statements of operations for the three and six-month periods ended June 30, 2021. In conjunction with the closing of its laboratory operation, the Company scrapped various furniture and equipment which had a net book value of $31 which has been included in research and development expense in the statements of operations.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. A $750 payment related to the approval of the Company’s Biorphen product in 2019 has been capitalized and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $250 of accumulated amortization as of June 30, 2021. The Company recorded $37 and $75 of amortization expense for the three and six months ended June 30, 2021, respectively. The Company will record amortization expense of $150 per year for this intangible asset for 2021 through 2023 and then $125 in 2024 when it will be fully amortized.

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

Revenues for the three months ended June 30, 2021 reflected $2,500 of licensing milestone fees, $493 in product sales and $74 in royalty revenue. Revenues for the six months ended June 30, 2021 reflected $14,000 of licensing milestone fees, $747 in product sales and $217 in royalty revenue. Revenues for the three and six months ended June 30, 2020 consisted solely of product sales.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and warrants at June 30, 2021 were 1,352,879 and excluded 1,624,598 shares that were anti-dilutive (see Note 9). Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director (see Note 8).

Basic weighted average shares for the three and six months ended June 30, 2021 include 600,000 vested warrants to purchase common shares. As the shares underlying these warrants can be purchased for little to no consideration ($0.01 per share exercise price), they are included in the computation of basic earnings per share.

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

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto, except as disclosed in the notes to these condensed financial statements.

Note 4 — Property and Equipment

Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Computer hardware and software	$153	$182
Furniture and fixtures	105	143
Equipment	132	994
Leasehold improvements	71	184
	461	1,503
Less: accumulated depreciation	(305)	(692)
Property and equipment, net	$156	$811

Depreciation expense for the three-month periods ended June 30, 2021 and 2020 was $24 and $87, respectively. Depreciation expense for the six-month periods ended June 30, 2021 and 2020 was $108 and $174, respectively. The balances at June 30, 2021 reflect the sale of laboratory equipment in May 2021 which had a net book value of $519. In conjunction with the closing of its laboratory operation, the Company scrapped various furniture and equipment which had a net book value of $31, which is included in research and development expense in the statements of operations.

Note 5 — Long-Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 12) and the Company’s March 2020 sale of additional shares of its common stock, the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw an additional $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until February14, 2022 and then will pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets.

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

In connection with the initial $5,000 borrowed in November 2019, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock with an exercise price of $5.86 per share. The relative fair value of the 51,239 warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%.

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

These warrants (the “SWK Warrants”) are exercisable immediately and have a term of seven years from the date of issuance. The SWK Warrants contain a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

Interest expense of $513 was recorded during the six months ended June 30, 2021, which included $73 of debt discount amortization. Interest expense of $386 was recorded during the six months ended June 30, 2020, which included $50 of debt discount amortization. As of June 30, 2021, $64 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of June 30, 2021.

Amount
2021	$384
2022	2,202
2023	1,756
2024	5,300
Total payments	9,642
Less: amount representing interest	(2,642)
Loan payable, gross	7,000
Less: current portion of long-term debt	(749)
Less: unamortized discount	(395)
Long-term debt, net of unamortized discount	$5,856

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. On May 20, 2021, the Company received notice that the loan principal and cumulative interest of $4 was forgiven in full as permitted under the applicable SBA guidelines for PPP loans. The $365 gain on debt extinguishment is reflected in non-operating income for the three and six-month periods ended June 30, 2021.

EIDL loan

On July 21, 2020, the Company received $150 in loan proceeds under the Economic Injury Disaster Loan program (“EIDL”) from the SBA. The Company paid off the full EIDL loan principal and its cumulative interest of $6 in July 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the six months ended June 30, 2021, the Company issued 138,233 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). In April 2021, the Company issued 25,000 shares of common stock to a member of its board of directors upon his retirement from the board in connection with previously vested restricted stock units (“RSUs”).

During the six months ended June 30, 2021, a holder of the Company’s common stock warrants exercised 135,650 warrants on a cashless basis and the Company issued 94,808 shares of its common stock in connection with the warrant exercise. The intrinsic value of the warrant exercise was $806.

In June 2021, the Company issued 29,326 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at June 30, 2021 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Business Advisory Warrants	600,000	$0.01
Placement Agent Warrants – 2017 Preferred Stock Offering	471,446	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
Total	1,554,826	$3.18(Avg	)

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (as amended in January 2021, the “2018 plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 481,160 shares available for future issuance under the 2018 Plan as of June 30, 2021.

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

During the third quarter of 2017, the Company issued 25,000 RSU’s to each of its four outside directors (100,000 total share units). The RSU’s issued to the outside directors were 100% vested at June 30, 2018. The associated 100,000 shares of the Company’s common stock are not issued until the individual director retires from service from the Company’s board of directors. In April 2021, 25,000 of these vested RSU shares were issued to a director after his retirement from the Company’s board. The Company has not issued any additional RSU’s.

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

For the three months ended June 30, 2021 and 2020, the Company’s total stock-based compensation expense was $836 and $714, respectively. Of these amounts, $691 and $651 was recorded in general and administrative expenses, respectively, and $145 and $63 was recorded in research and development expenses, respectively.

For the six months ended June 30, 2021 and 2020, the Company’s total stock-based compensation expense was $1,509 and $1,079, respectively. Of these amounts, $1,272 and $976 was recorded in general and administrative expenses, respectively, and $237 and $103 was recorded in research and development expenses, respectively.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	2,824,500	$4.05	8.3	$11,525
Issued	902,098	$8.61
Exercised	(138,233)	$2.39
Forfeited/Cancelled	(12,500)	$7.31
Options outstanding as of June 30, 2021	3,575,865	$5.25	8.4	$6,335
Options exercisable at June 30, 2021	1,506,614	$4.21	7.7	$3,556
Options vested and expected to vest at June 30, 2021	3,525,865	$5.31	8.4	$6,096

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the fair value of options granted during the six months ended June 30, 2021 under the BSM were as follows:

Expected dividends	—%
Expected volatility	80%
Risk-free interest rate	0.9 - 1.1%
Expected term	5.3 – 6.3 years
Weighted average fair value	$5.88

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of June 30, 2021, there was a total of $8,242 of unrecognized compensation costs related to non-vested stock option and restricted awards. In the six-month period ended June 30, 2021, there were four stock option exercises which totaled 138,233 shares at an average exercise price of $2.39 per share with an intrinsic value of $661. There were four stock option exercises for 69,878 shares during the six months ended June 30, 2020 at an average exercise price of $1.39 per share with an intrinsic value of $139.

In December 2018, the Company’s board of directors approved and adopted an initial offering of the Company’s common stock under the Company’s 2018 ESPP. The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of June 30, 2021, there were 500,009 shares available for issuance under the ESPP.

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

For the first six months of 2021 and 2020 there were 29,326 and 14,005 share issuances under the ESPP. The weighted average grant date fair value of share awards in the first six months of 2021 and 2020 was $2.83 and $2.43, respectively. Employees contributed $135 and $66 via payroll deductions during the six months ended June 30, 2021 and 2020, respectively. The Company recorded an expense of $46 and $33 related to the ESPP in the six-month periods ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the accompanying condensed balance sheets include $19 and $9, respectively, in accrued liabilities for remaining employee ESPP contributions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Earnings (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(2,016)	$(4,730)	$3,100	$(13,779)
Denominator:
Weighted-average number of common shares outstanding, basic	25,211,277	21,004,910	25,132,776	19,574,164
Net income (loss) per share, basic	$(0.08)	$(0.23)	$0.12	$(0.70)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(2,016)	$(4,730)	$3,100	$(13,779)
Denominator:
Weighted-average number of common shares outstanding, basic	25,211,277	21,004,910	25,132,776	19,574,164
Dilutive effect of stock awards and warrants	—	—	1,352,879	—
Weighted-average number of common shares outstanding, diluted	25,211,277	21,004,910	26,485,655	19,574,164
Net income (loss) per share, diluted	$(0.08)	$(0.23)	$0.12	$(0.70)

Potential shares of common stock that were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive:
Stock awards and warrants	4,266,079	3,307,335	1,624,598	3,972,785

There was no difference between the Company’s net income (loss) and the net income (loss) attributable to common stockholders for all periods presented.

Note 10 — Related Party Transactions

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Related Party Transactions (continued)

Additionally, the Chief Executive Officer of Harrow was a member of the Company’s board of directors until March 17, 2021 when he retired from service with the board. The Company issued 25,000 shares to the Harrow CEO in April 2021 after his retirement from the Company’s board associated with RSU’s that were previously fully vested.

In late March 2021, the Company closed its laboratory operation in Lake Zurich, Illinois and in May 2021 it reached an agreement for Imprimis Pharmaceuticals, a subsidiary of Harrow, to its our lab equipment for $700 which was $181 above the Companys’s net book value of the equipment.

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

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Eyemax Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company was obligated to pay Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product which was paid in October 2020 and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory which was paid in February 2021. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of EM-100, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due to Eyemax under the terms of the Amended Agreement as of June 30, 2021 or December 31, 2020.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $22, respectively, for the three months ended June 30, 2021 and $14 and $20, respectively, for the three months ended June 30, 2020. The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $9 and $43, respectively, for the six months ended June 30, 2021 and $28 and $41, respectively, for the six months ended June 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $43 for the six months ended June 30, 2021. The ROU asset amortization for the three and six-month periods ended June 30, 2021 was $20 and $49, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. The ROU asset amortization for the three and six-month periods ended June 30, 2020 was $33 and $64, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of June 30, 2021, the weighted-average remaining lease term was 1.75 years, and the weighted-average incremental borrowing rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2021 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$143
Total leased assets		$143
Liabilities
Operating lease liabilities, current	Accrued liabilities	$81
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	58
Total operating lease liabilities		$139

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of June 30, 2020 are as indicated below:

	Total	2021	2022	2023	Thereafter
Undiscounted lease payments	$145	43	88	14	—
Less: Imputed interest	(6)
Total lease liabilities	$139

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 12 — Commitments and Contingencies

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

(Unaudited)

Note 12 — Commitments and Contingencies (continued)

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

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal Limited (“Diurnal”) for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (NDA) was approved by the FDA on September 29, 2020 as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age.

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which were valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020. The total amount of $4,764 was recorded as a component of research and development expense in the Company’s statement of operations for the six months ended June 30, 2020. The Company will also pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA.

On June 15, 2021, the Company entered into a Distribution and Promotion License Agreement with Crossject S.A. (“Crossject”) for the U.S. and Canadian rights to Crossject’s ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The product complements the Company’s Alkindi Sprinkle product which addresses pediatric adrenal insufficiency. The Company paid Crossject $500 upon execution of the agreement which has been included in research and development expense in the statements of operations and will pay an additional $500 for technical batches of the product if the technical batches are completed by December 31, 2021 and then another $500 for registration batches if those are completed by December 31, 2022. The Company will pay Crossject $1,500 upon FDA acceptance of the product filing and $2,000 upon FDA approval of the product. The acceptance and approval fees are subject to reduction if other hydrocortisone autoinjector intramuscular products receive FDA approval prior to the Crossject product. In addition, the Company will pay Crossject a ten percent royalty on net sales and one-time net sales milestone fees of up to $6,000 as indicated in the table below:

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 12 — Commitments and Contingencies (continued)

●	$1,000 when net sales exceed $10 million in any four consecutive quarters
●	$2,000 when net sales exceed $20 million in any four consecutive quarters
●	$3,000 when net sales exceed $30 million in any four consecutive quarters

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021 or December 31, 2020.

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

Overview

We are a specialty pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products and we have particularly targeted hospital injectable and pediatric rare disease products. We seek to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. We pursue what we perceive to be low-risk candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients.

In October 2019, we received FDA approval for Biorphen® which we are marketing in the United States. Biorphen (phenylephrine HCl injection) is an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. In September 2020, the FDA approved our Alkindi Sprinkle product as a replacement therapy for pediatric adrenal insufficiency (AI), including congenital adrenal hyperplasia (CAH) in patients from birth to less than 17 years of age. In addition, the FDA approved EM-100, an eye allergy product which we sold to Bausch Health whereby we will receive royalties on sales of EM-100 which was launched in late January 2021. We received a $1,500 milestone payment from Bausch in accordance with the product launch for EM-100. In February 2021, we sold three pediatric neurology products we had under development to Azurity Pharmaceuticals (“Azurity”) and have received $12,000 in proceeds. We anticipate additional revenues from Azurity based on various product-related milestones including the commercial launch for these products which are currently under review with the FDA.

We have established a diversified pipeline of product candidates in various stages of development, including multiple candidates that have been submitted to the FDA for review. Our product candidates are primarily focused on two core areas: hospital-based products and pediatric rare disease products. We believe these candidates can address situations where patient needs are not being met by current FDA-approved products.

Results of Operations

For the three-month period ended June 30, 2021 we had $3,067 in revenues mainly from the Azurity milestones revenue of $2,500 discussed above plus $567 in product sales and royalties which generated a total gross profit of $2,931 for the period. We realized $20 in net sales of Biorphen for the three-month period ended June 30, 2020 at a negative gross profit of $8 mainly as a result of the impact of the COVID-19 pandemic which adversely impacted our promotion and in-person sales call activity.

For the six-month period ended June 30, 2021 we realized $14,964 in revenues mainly from the $14,000 of Azurity and Bausch and other milestone revenues discussed above plus $964 of product sales and royalties which generated a total gross profit of $13,238 for the period. Revenues for the six-month period ended June 30, 2020 of $119 in net sales of Biorphen at a negative gross profit of $11 mainly as a result of the impact of the COVID-19 pandemic which adversely impacted our promotion and in-person sales call activity.

Research and Development Expenses

For the three-month periods ended June 30, 2021 and 2020, we incurred $1,990 and $1,609, respectively, of research and development (“R&D”) expenses. The R&D expense reflects an overall $381 higher expense level in 2021 mainly due to increased spending for general product development partially offset by decreased laboratory expenses in the 2021 period.

For the six-month periods ended June 30, 2021 and 2020, we incurred $2,876 and $7,877, respectively, of R&D expense. The 2020 period included $4,764 in expense for the licensing payments for the U.S. rights to Alkindi® Sprinkle. The six-month R&D expense reflects an overall $5,001 lower expense level in 2021 mainly as a result of the licensing payments noted for Alkindi Sprinkle in 2020. We discontinued our laboratory operations at the end of March 2021.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended June 30, 2021 and 2020, we incurred $3,266 and $2,921, respectively, of G&A expenses. The $345 increase in G&A expense was mainly due to increased product marketing/distribution and selling expenses related to Alkindi Sprinkle commercialization partially offset by a lower level of legal expenses from our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection) in 2020.

For the six-month periods ended June 30, 2021 and 2020, we incurred $7,324 and $5,531, respectively, of G&A expenses. The $1,793 increase in G&A expense was mainly due to increased product marketing/distribution and selling expenses related to Alkindi Sprinkle commercialization partially offset by a lower level of legal expenses from our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection) in 2020.

Interest and other (expense) income

We had slightly higher interest expense level for the three and six-month periods ended June 30, 2021 as compared to the same periods in 2020 due to our borrowing an additional $2,000 under our SWK loan facility in August 2020.

We recognized a $181 gain from the sale of our laboratory equipment in May 2021 and also recognized a $365 gain from the forgiveness of our SBA PPP loan in May 2021.

We incurred a net loss of $2,016 and $4,730 for the three-month periods ended June 30, 2021 and 2020, respectively. The decreased loss in the 2021 period was mainly a result of increased revenues of $3,047 which were partially offset by increased operating expenses as discussed above. In addition, the gain from the sale of our laboratory equipment and the gain from the PPP loan forgiveness contributed to the decrease in the net loss for the period.

We realized net income of $3,100 and a net loss of $13,779 for the six-month periods ended June 30, 2021 and 2020, respectively. The improvement in earnings in the 2021 period was mainly a result of increased revenues of $14,845 and lower product research and development spending partially offset by higher general and administrative expenses for sales/promotion activities to support the launch of Alkindi Sprinkle. In addition, the $181 gain from the sale of our laboratory equipment and the $365 gain from the PPP loan forgiveness contributed to net income for the period.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Net cash provided by (used in) operating activities	$3,346	$(10,070)
Cash provided by (used in) investing activities	697	(4)
Cash flows from financing activities	464	8,278
Change in cash and cash equivalents	$4,507	$(1,796)

The improvement in cash provided by operating activities was mainly due to the higher operating earnings in 2021 that were partially offset by working capital changes when compared to the same period in 2020. Investing activities reflected the $700 sale of lab equipment in May 2021 and only nominal equipment spending requirements in 2020. The change in financing activity cash flows was primarily the result of the sales of our common stock for $7,756 in March and April 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of June 30, 2021, all of our cash is in a non-interest bearing account due to the current low-interest rate environment. We do not currently have exposure to foreign currency risk.

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

With respect to the six-month period ended June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

August 16, 2021	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

