Form 10-Q
period 2021-09-30
Eton Pharmaceuticals, Inc.
filed 2021-11-16
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, Eton Pharmaceuticals, Inc. had outstanding 24,606,175 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,709	$21,295
Accounts receivable, net	385	48
Inventories	334	1,242
Prepaid expenses and other current assets	2,435	2,116
Total current assets	25,863	24,701

Property and equipment, net	134	811
Intangible assets, net	463	575
Operating lease right-of-use assets, net	123	192
Other long-term assets, net	23	40
Total assets	$26,606	$26,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,273	$2,344
Current portion of long-term debt	1,092	—
PPP loan, current portion	—	280
Accrued liabilities	995	1,170
Total current liabilities	5,360	3,794

Long-term debt, net of discount and including accrued fees	5,550	6,532
Long-term portion of PPP and EIDL loans	—	231
Operating lease liabilities, net of current portion	36	99

Total liabilities	10,946	10,656

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 24,606,175 and 24,312,808 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	25	24
Additional paid-in capital	110,787	107,797
Accumulated deficit	(95,152)	(92,158)
Total stockholders’ equity	15,660	15,663

Total liabilities and stockholders’ equity	$26,606	$26,319

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues:
Licensing revenue	$—	$—	$14,000	$—
Product sales and royalties	775	(161)	1,739	(42)
Total net revenues	775	(161)	15,739	(42)

Cost of sales:
Licensing revenue	—	—	1,500	—
Product sales and royalties	617	(144)	843	(14)
Total cost of sales	617	(144)	2,343	(14)

Gross profit (loss)	158	(17)	13,396	(28)

Operating expenses:
Research and development	2,678	2,826	5,554	10,703
General and administrative	3,327	3,429	10,651	8,960
Total operating expenses	6,005	6,255	16,205	19,663

Loss from operations	(5,847)	(6,272)	(2,809)	(19,691)

Other (expense) income:
Interest and other (expense) income, net	(247)	(232)	(731)	(592)
Gain on PPP loan forgiven	—	—	365	—
Gain on equipment sale	—	—	181	—

Loss before income tax expense	(6,094)	(6,504)	(2,994)	(20,283)

Income tax expense	—	—	—	—

Net loss	$(6,094)	$(6,504)	$(2,994)	$(20,283)
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.12)	$(1.01)
Weighted average number of common shares outstanding, basic and diluted	25,276	21,052	25,181	20,070

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2021	24,600,175	$25	$109,769	$(89,058)	$20,736

Stock-based compensation	—	—	1,009	—	1,009

Stock option exercises	6,000	—	9	—	9
Net loss	—	—	—	(6,094)	(6,094)

Balances at September 30, 2021	24,606,175	$25	$110,787	$(95,152)	$15,660

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2020	20,956,033	$21	$84,977	$(77,967)	$7,031

Stock-based compensation	—	—	724	—	724

Stock option exercises	32,500	—	43	—	43

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	94	—	94

Net loss	—	—	—	(6,504)	(6,504)

Balances at September 30, 2020	20,988,533	$21	$85,838	$(84,471)	$1,388

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	2,518	—	2,518

Stock option exercises	144,233	1	338	—	339

Employee stock purchase plan	29,326	—	134	—	134

Common stock issued related to restricted stock units	25,000	—	—	—	—

Warrant exercises	94,808	—	—	—	—

Net loss	—	—	—	(2,994)	(2,994)

Balances at September 30, 2021	24,606,175	$25	$110,787	$(95,152)	$15,660

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	15,190	—	1,803	—	1,803

Stock option exercises	102,378		140	—	140

Employee stock purchase plan	14,005	—	64	—	64

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	94	—	94

Proceeds from sales of common stock, net of offering costs	2,600,000	3	7,753	—	7,756

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Net loss	—	—	—	(20,283)	(20,283)

Balances at September 30, 2020	20,988,533	$21	$85,838	$(84,471)	$1,388

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash flows from operating activities
Net loss	$(2,994)	$(20,283)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,518	1,803
Common stock issued for product candidate licensing rights	—	1,264
Depreciation and amortization	325	490
Debt discount amortization	110	85
Gain on forgiveness of debt	(365)	—
Gain on sale of equipment	(181)	—
Changes in operating assets and liabilities:
Accounts receivable	(337)	473
Inventories	908	(1,319)
Prepaid expenses and other assets	(283)	1,305
Accounts payable	929	1,633
Accrued liabilities	(234)	(615)
Net cash provided by (used in) operating activities	396	(15,164)

Cash provided by (used in) investing activities
Proceeds from sale of equipment	700	—
Purchases of property and equipment	(5)	(6)
Net cash provided by (used in) financing activities	695	(6)

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	—	7,756
Proceeds from issuance of long-term debt, net of issuance costs	—	1,965
EIDL loan payoff	(150)	—
Proceeds from PPP and EIDL loans	—	511
Proceeds from employee stock purchase plan and stock option exercises	473	204
Net cash provided by financing activities	323	10,436

Change in cash and cash equivalents	1,414	(4,734)
Cash and cash equivalents at beginning of period	21,295	12,066
Cash and cash equivalents at end of period	$22,709	$7,332

Supplemental disclosures of cash flow information
Cash paid for interest	$603	$545
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Relative fair value of warrants to purchase common stock issued in connection with debt	$—	$94

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

Eton is an innovative specialty pharmaceutical company focused on developing, acquiring, and commercializing treatments for rare diseases. The Company seeks to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. Eton pursues what it perceives to be low-risk product candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for the Company to bring the product to patients.

The Company’s Biorphen® product was approved by the FDA in October 2019 and sales commenced for this product at the end of 2019. Eton’s EM-100 product was sold to Bausch Health and the product was approved by the FDA in September 2020. Bausch Health launched this product under the name of Alaway® Preservative Free in January 2021 and Eton receives royalties from the sale of the product. In addition, the Company acquired the licensing rights to Alkindi Sprinkle and this product was approved by the FDA in October 2020 and launched in December 2020. In February 2021, the Company sold three pediatric neurology products it had under development to Azurity Pharmaceuticals (“Azurity”) and anticipates additional revenues from Azurity based on various product-related milestones including the commercial launch for these products. One of the three products was approved by the FDA in November 2021 and two are currently under review with the FDA. In June 2021, the Company’s Rezipres product was approved by the FDA and is expected to launch in the coming months. In October 2021, the Company acquired the rights to an FDA-approved generic carglumic acid product indicated for the treatment of hyperammonemia due to N-acetylglutamate Synthase (NAGS) deficiency and it expects to launch this product late in 2021. The Company has three additional product candidates under development, two of which have been submitted to the FDA.

Note 2 — Liquidity Considerations

During the first nine months of 2021, the Company generated net cash provided by operating activities of $396 primarily from the sale of three neurology products. The Company expects further growth in 2021 and beyond in accordance with additional market penetration from its approved products plus additional revenues from licensing and additional products where it anticipates FDA approval. Prior to 2021, the Company had generated limited revenues and had incurred negative cash flows from operating activities since its inception in 2017.

The Company currently believes its existing cash and cash equivalents of $22,709 as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the periods ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine-month periods ended September 30, 2021 and 2020 are also unaudited. The results for the nine-month period ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables and sales returns, valuation of inventories, useful lives of assets and the impairment of property and equipment, the accrual of research and development expenses and the valuation of common stock, stock options and warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade short-term money market accounts. From time to time, amounts deposited with its bank exceed federally insured limits and the Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $91 and $71 as of September 30, 2021 and December 31, 2020, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. During the three-month period ended September 30, 2021, the Company recorded a provision of $432 for excess quantities of its Biorphen product that are approaching expiration. Inventories at September 30, 2021 and December 31, 2020 consist solely of purchased finished goods. At September 30, 2021 and December 31, 2020, inventories are shown net of a slow-moving reserve for its Biorphen product of $1,414 and $623, respectively, due to the risk of expiry before this entire stock of inventories is sold.

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

In March 2021, the Company completed an evaluation of its expected needs for product development and testing activities and determined that it would discontinue its laboratory operation in Lake Zurich, Illinois. The Company completed a sale of the lab equipment in May 2021 at a price of $700 which was $181 in excess of the book value for these assets. Accordingly, the $519 net book value of these assets was removed from the property and equipment accounts and the $181 gain is reflected in the Company’s statements of operations for the nine-month period ended September 30, 2021. In conjunction with the closing of its laboratory operation, the Company scrapped various furniture and equipment which had a net book value of $31 which has been included in research and development expense in the statements of operations.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. A $750 payment related to the approval of the Company’s Biorphen product in 2019 has been capitalized and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $287 of accumulated amortization as of September 30, 2021. The Company recorded $37 and $112 of amortization expense for the three and nine months ended September 30, 2021, respectively. The Company will record amortization expense of $150 per year for this intangible asset for 2021 through 2023 and then $125 in 2024 when it will be fully amortized.

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

Revenues for the three months ended September 30, 2021 reflected $734 in product sales and $41 in royalty revenue. Revenues for the nine months ended September 30, 2021 reflected $14,000 of licensing milestone fees, $1,481 in product sales and $258 in royalty revenue. Revenues for the three and nine months ended September 30, 2020 consisted solely of product sales.

Cost of Sales

Cost of sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers, write-downs for excess/obsolete inventory, and freight and handling/storage costs from the Company’s 3PL logistics service providers. The cost of sales for profit-sharing and royalty fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Cost of sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock awards (“RSA”), restricted stock units (“RSU’”), stock options and warrants, outstanding during the period. Common stock equivalents (using the treasury stock method) from stock options, unvested RSAs and RSUs, and warrants at September 30, 2021 and 2020 were 4,279,400 and 3,308,152, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

Basic weighted average shares for the three and nine months ended September 30, 2021 include 600,000 vested warrants to purchase common shares. As the shares underlying these warrants can be purchased for little to no consideration ($0.01 per share exercise price), they are included in the computation of basic earnings per share.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and a long-term debt obligation. Based on borrowing rates currently available to the Company, the carrying amounts of these financial instruments, except for the long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments.

Impact of New Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the current period that would apply to the Company and have a material impact on its financial position or results of operations.

Note 4 — Property and Equipment

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Computer hardware and software	$155	$182
Furniture and fixtures	105	143
Equipment	132	994
Leasehold improvements	71	184
	463	1,503
Less: accumulated depreciation	(329)	(692)
Property and equipment, net	$134	$811

Depreciation expense for the three-month periods ended September 30, 2021 and 2020 was $24 and $86, respectively. Depreciation expense for the nine-month periods ended September 30, 2021 and 2020 was $132 and $260, respectively. The balances at September 30, 2021 reflect the sale of laboratory equipment in May 2021 which had a net book value of $519.

Note 5 — Long-Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 12) and the Company’s March 2020 sale of additional shares of its common stock, the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw an additional $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee was assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, will only pay interest on the debt until February14, 2022 and then will pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets.

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

Interest expense of $766 was recorded during the nine months ended September 30, 2021, which included $110 of debt discount amortization. Interest expense of $617 was recorded during the nine months ended September 30, 2020, which included $85 of debt discount amortization. As of September 30, 2021, $107 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of September 30, 2021.

Amount
2021	$212
2022	2,202
2023	1,756
2024	5,300
Total payments	9,470
Less: amount representing interest	(2,470)
Loan payable, gross	7,000
Less: current portion of long-term debt	(1,092)
Less: unamortized discount	(358)
Long-term debt, net of unamortized discount	$5,550

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. On May 20, 2021, the Company received notice that the $361 loan principal along with cumulative interest of $4 was forgiven in full as permitted under the applicable SBA guidelines for PPP loans. The $365 gain on debt extinguishment is reflected in non-operating income for the nine-month period ended September 30, 2021.

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

During the nine months ended September 30, 2021, the Company issued 144,233 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). In April 2021, the Company issued 25,000 shares of common stock to a member of its board of directors upon his retirement from the board in connection with previously vested restricted stock units (“RSUs”).

During the nine months ended September 30, 2021, a holder of the Company’s common stock warrants exercised 135,650 warrants on a cashless basis and the Company issued 94,808 shares of its common stock in connection with the warrant exercise. The intrinsic value of the warrant exercise was $806.

In June 2021, the Company issued 29,326 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at September 30, 2021 are summarized in the table below.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (as amended in January 2021, the “2018 plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 481,160 shares available for future issuance under the 2018 Plan as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company’s total stock-based compensation expense was $1,009 and $724, respectively. Of these amounts, $838 and $647, respectively, was recorded in general and administrative expenses, and $171 and $77, respectively, was recorded in research and development expenses.

For the nine months ended September 30, 2021 and 2020, the Company’s total stock-based compensation expense was $2,518 and $1,803, respectively. Of these amounts, $2,110 and $1,623, respectively, was recorded in general and administrative expenses, and $408 and $180, respectively, was recorded in research and development expenses.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	2,824,500	$4.05	8.3	$11,525
Issued	902,098	$8.61
Exercised	(144,233)	$2.35
Forfeited/Cancelled	(12,500)	$7.31
Options outstanding as of September 30, 2021	3,569,865	$5.26	8.1	$4,167
Options exercisable at September 30, 2021	1,734,652	$4.00	7.4	$2,961
Options vested and expected to vest at September 30, 2021	3,519,865	$5.31	8.1	$3,984

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at period end.

The assumptions used to calculate the fair value of options granted during the nine months ended September 30, 2021 under the BSM were as follows:

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of September 30, 2021, there was a total of $7,270 of unrecognized compensation costs related to non-vested stock option and restricted awards. During the nine-month period ended September 30, 2021, there were five stock option exercises which totaled 144,233 shares at an average exercise price of $2.35 per share with an intrinsic value of $682. There were six stock option exercises for 102,378 shares during the nine months ended September 30, 2020 at an average exercise price of $1.37 per share with an intrinsic value of $436.

In December 2018, the Company’s board of directors approved and adopted an initial offering of the Company’s common stock under the Company’s 2018 ESPP. The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2021, there were 500,009 shares available for issuance under the ESPP.

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

For the first nine months of 2021 and 2020 there were 29,326 and 14,005 share issuances under the ESPP. The weighted average grant date fair value of share awards in the first nine months of 2021 and 2020 was $2.83 and $2.43, respectively. Employees contributed $192 and $100 via payroll deductions during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded an expense of $83 and $38 related to the ESPP in the nine-month periods ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the accompanying condensed balance sheets include $77 and $19, respectively, in accrued liabilities for remaining employee ESPP contributions.

Note 9 — Earnings (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic net loss per share:
Numerator:
Net loss	$(6,094)	$(6,504)	$(2,994)	$(20,283)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	25,276,153	21,052,174	25,181,095	20,070,430
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.12)	$(1.01)

There was no difference between the Company’s net loss and the net loss attributable to common stockholders for all periods presented.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. In April 2021, Harrow sold 1,518,000 shares of the Eton common stock it owned in an underwritten public offering. As of September 30, 2021, Harrow owned 1,982,000 shares of Eton’s common shares which represents 8.1% of the Company’s common shares outstanding. In 2017, the Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. In July 2018, the Company determined that one of the products was not viable for its portfolio of product opportunities and cancelled the licensing agreement whereby Harrow retains the product rights.

On May 6, 2019, the Company entered into an Asset Purchase Agreement (the “CT-100 Asset Purchase Agreement”) with Harrow. Pursuant to the CT-100 Asset Purchase Agreement, the Company sold all of its right, title and interest in CT-100 to Harrow, including any such product that incorporates or utilizes its intellectual property rights (a “Product” or, collectively, “Products”). Pursuant to the CT-100 Asset Purchase Agreement, Harrow will make certain payments to the Company upon the achievement of certain development and commercial milestones. In addition, Harrow is required to pay the Company a royalty in the low-single digit percentage range worldwide on a country-by-country basis on net sales for a period of the longer of 15 years from the date of the first commercial sale of a product in a particular country or the time that a valid intellectual property claim on such Product remains in force in the applicable country. The CT-100 Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties. To date there have not been any sales of the CT-100 product and therefore no earned royalties to the Company for this product.

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

In late March 2021, the Company closed its laboratory operation in Lake Zurich, Illinois and in May 2021 it reached an agreement for Imprimis Pharmaceuticals, a subsidiary of Harrow, to purchase its lab equipment for $700 which was $181 above the Company’s net book value of the equipment.

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

On February 18, 2019, The Company entered into an Amended and Restated Agreement with Eyemax amending the Eyemax Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company was obligated to pay Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product which was paid in October 2020 and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory which was paid in February 2021. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of EM-100, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due to Eyemax under the terms of the Amended Agreement as of September 30, 2021 or December 31, 2020.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $21, respectively, for the three months ended September 30, 2021 and $13 and $21, respectively, for the three months ended September 30, 2020. The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $9 and $64, respectively, for the nine months ended September 30, 2021 and $41 and $62, respectively, for the nine months ended September 30, 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $63 for the nine months ended September 30, 2021. The ROU asset amortization for the three and nine-month periods ended September 30, 2021 was $20 and $69, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. The ROU asset amortization for the three and nine-month periods ended September 30, 2020 was $33 and $97, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of September 30, 2021, the weighted-average remaining lease term was 1.50 years, and the weighted-average incremental borrowing rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2021 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$123
Total leased assets		$123
Liabilities
Operating lease liabilities, current	Accrued liabilities	$83
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	36
Total operating lease liabilities		$119

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of September 30, 2021 are as indicated below:

	Total	2021	2022	2023	Thereafter
Undiscounted lease payments	$124	22	88	14	—
Less: Imputed interest	(5)
Total lease liabilities	$119

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

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ephedrine (brand name Rezipres®), an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement which was refunded to Eton in early 2020 due to the FDA not accepting the ET-203 file submission by Sintetica. The refund was reflected as a component of prepaid and other current assets on the Company’s balance sheet at December 31, 2019. The ET-203 product was successfully resubmitted in late 2020 and the Company paid a $600 milestone fee in October 2021. The product has received FDA approval and the Company will pay $750 upon the commercial launch of the product candidate which is anticipated in late 2021. Sintetica will supply ET-203 to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product.

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

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which were valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020. The total amount of $4,764 was recorded as a component of research and development expense in the Company’s statement of operations for the nine months ended September 30, 2020. The Company pays Diurnal a low double-digit royalty on its sales of Alkindi Sprinkle and will also pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA.

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

Indemnifications

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021 or December 31, 2020.

Note 13 — Subsequent Events

On October 27, 2021, the Company entered into a license agreement for a generic carglumic acid product which is used to treat hyperammonemia due to N- acetylglutamate Synthase (NAGS) deficiency. The Company paid $3,250 at signing for the exclusive U.S. licensing rights for the carglumic acid product and expects to launch this product in late 2021. The Company will also pay its development partners 50% of the net profits for this product.

On November 12, 2021, the Company entered into a multi-year agreement with Tolmar Pharmaceuticals, Inc. (“Tolmar”) to co-promote the Company’s Alkindi Sprinkle® product. The Company will leverage Tolmar’s 62-person sales force and their existing relationships in the pediatric endocrinology specialty. Tolmar will receive a royalty on net sales growth above the Company’s current baseline sales for Alkindi Sprinkle.

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

Overview

We are an innovative pharmaceutical company focused on developing, acquiring, and commercializing rare disease products and certain hospital injectable products. We seek to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. We pursue what we perceive to be low-risk candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for us to bring the product to patients.

Eton owns or receives profit share or royalty payments on six FDA-approved products:

●	Alkindi Sprinkle® (hydrocortisone granules). Alkindi Sprinkle is a replacement therapy for adrenalcortical insufficiency in pediatric patients. We commercialize the product with our internal sales force focused on pediatric endocrinologists and we estimate that approximately 10,000 children in the United States suffer from adrenal insufficiency. Eton licensed the product from Diurnal Group plc in March 2020 and the product was approved by the FDA in September 2020 and launched in December 2020.
●	Carglumic acid tablets. Carglumic acid tablets are a generic version if Carbaglu®, indicated for the treatment of hyperammonemia due to N-acetylglutamate Synthase (NAGS) deficiency. The product was approved by the FDA and licensed by Eton in October 2021. We intend to market the product with our internal sales force and expect the product to be available in the fourth quarter of 2021.
●	Biorphen® (phenylephrine hydrochloride injection). Biorphen is the first and only FDA-approved formulation of ready-to-use injectable phenylephrine. The product is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. We commercialize Biorphen under a co-promotion agreement with Xellia Pharmaceuticals. Biorphen was approved by the FDA in October 2019 and sales commenced at the end of 2019.
●	Rezipres® (ephedrine hydrochloride injection). Rezipres is a ready-to-use formulation of injectable ephedrine indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia. The product was approved by the FDA in June 2021 and we expect to launch the product in the coming months.
●	Alaway Preservative Free® (ketotifen ophthalmic solution). Alaway Preservative Free (formerly known as EM-100) is the first and only FDA-approved preservative-free ophthalmic product for the treat of allergic conjunctivitis. Eton sold the product to Bausch Health and the product was approved by the FDA in September 2020. Bausch Health launched the product early in 2021 and currently commercializes the product via the over-the-counter channel and we receive a royalty on sales of the product.
●	Eprontia® (topiramate oral solution). Eprontia is indicated for the treatment of epilepsy and migraine and is the first and only FDA-approved liquid formulation of topiramate. Eton sold the product to Azurity Pharmaceuticals as part of a multi-product transaction in February 2021. The product was approved by the FDA in November 2021 and we will receive royalties on sales of the product and milestone payments when certain launch and commercial success metrics are met. Azurity Pharmaceuticals is expected to launch the product in the fourth quarter of 2021.

In February 2021, we sold three pediatric neurology products we had under development to Azurity Pharmaceuticals (“Azurity”) and anticipate additional revenues from Azurity based on various product-related milestones including the commercial launch for these products. Of these three products, Eprontia® (topiramate oral solution) was approved by the FDA in November 2021 and two are currently under review with the FDA. We have three additional product candidates under development, two of which have been submitted to the FDA.

We encountered difficulty in creating significant market pull-through demand for Biorphen in 2020 and 2021 as our in-person sales calls to key personnel at hospitals and surgical centers and introductory product presentation seminars were cancelled as a result of the COVID-19 pandemic. We are working on other promotional efforts to drive further adoption in the market, but we expect that our Biorphen sales and marketing efforts will continue to be adversely affected by the pandemic. In September 2020, we reduced the selling price for Biorphen, which we sell through wholesalers, and recognized a $192 reduction to revenue based on the shelf stock inventory held at our wholesale customers. These same adverse pandemic factors have adversely impacted our Alkindi Sprinkle sales in 2021.

Results of Operations

For the three-month period ended September 30, 2021 we had $775 in revenues from product sales and royalties which generated a total gross profit of $158 after recognizing a $432 cost of sales provision related to writing down slow-moving Biorphen inventories in the period. For the three-month period ended September 30, 2020 we had negative net sales of $161 for Biorphen due to a $192 wholesaler price reduction combined with low sales volume primarily as a result of the COVID-19 pandemic marketing and promotion factors discussed above. This unfavorable sales impact was partially offset by a negative cost of sales of $144 based on the profit/(loss) sharing agreement with our product development partner for Biorphen.

For the nine-month period ended September 30, 2021 we realized $15,739 in revenues mainly from the $14,000 of Azurity and Bausch and other milestone revenues discussed above plus $1,739 of product sales and royalties which generated a total gross profit of $13,396 for the period. For the nine-month period ended September 30, 2020 we realized a negative $42 in net sales of Biorphen mainly due to the $192 wholesaler price reduction noted above combined with low sales volume primarily as a result of the COVID-19 pandemic marketing and promotion factors discussed above.

Research and Development Expenses

For the three-month periods ended September 30, 2021 and 2020, we incurred $2,678 and $2,826, respectively, of research and development (“R&D”) expenses. The R&D expense reflects an overall $148 lower expense level in 2021 mainly due to lower overall spending for product development.

For the nine-month periods ended September 30, 2021 and 2020, we incurred $5,554 and $10,703, respectively, of R&D expense. The 2020 period included $4,764 in expense for the licensing payments for the U.S. rights to Alkindi® Sprinkle. The nine-month R&D expense reflects an overall $5,149 lower expense level in 2021 mainly as a result of the licensing payments noted for Alkindi Sprinkle in 2020 and discontinuing our laboratory operations at the end of March 2021.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended September 30, 2021 and 2020, we incurred $3,327 and $3,429, respectively, of G&A expenses. The $102 decrease in G&A expense was mainly due to a lower level of promotional expenses related to launching Alkindi Sprinkle and reduced legal expenses from our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection) in 2020 partially offset by increased product distribution and selling expenses related to Alkindi Sprinkle commercialization and higher overall administrative expenses.

For the nine-month periods ended September 30, 2021 and 2020, we incurred $10,651 and $8,960, respectively, of G&A expenses. The $1,691 increase in G&A expense was mainly due to increased product marketing/distribution and selling expenses related to Alkindi Sprinkle commercialization partially offset by a lower level of legal expenses from our initiating a Paragraph IV patent challenge against Exela Pharma Science’s Elcys product (cysteine hydrochloride injection) in 2020.

Interest and other (expense) income

We had slightly higher interest expense for the three and nine-month periods ended September 30, 2021 as compared to the same periods in 2020 due to our borrowing an additional $2,000 under our SWK loan facility in August 2020.

We recognized a $181 gain from the sale of our laboratory equipment in May 2021 and also recognized a $365 gain from the forgiveness of our SBA PPP loan in May 2021.

We incurred a net loss of $6,094 and $6,504 for the three-month periods ended September 30, 2021 and 2020, respectively. The decreased loss in the 2021 period was mainly a result of increased revenues of $936 and $250 in lower operating expenses as discussed above.

We realized a net loss of $2,994 and a net loss of $20,283 for the nine-month periods ended September 30, 2021 and 2020, respectively. The improvement in the loss level in the 2021 period was mainly a result of increased revenues of $15,781 and lower product research and development spending of $5,149 partially offset by $1,691 in higher general and administrative expenses for sales/promotion activities to support the launch of Alkindi Sprinkle. In addition, the $181 gain from the sale of our laboratory equipment and the $365 gain from the PPP loan forgiveness contributed to the reduced net loss for the period.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net cash provided by (used in) operating activities	$396	$(15,164)
Cash provided by (used in) investing activities	695	(6)
Cash flows from financing activities	323	10,436
Change in cash and cash equivalents	$1,414	$(4,734)

The improvement in cash provided by operating activities was mainly due to the reduced loss level in 2021 which was partially offset by working capital changes when compared to the same period in 2020. Investing activities reflected the $700 sale of lab equipment in May 2021 and only nominal equipment spending requirements in 2021 and 2020. The change in financing activity cash flows was primarily the result of the sales of our common stock for $7,756 in March and April 2020 along with $1,965 in additional loan proceeds from our borrowing with SWK Holdings in August 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of September 30, 2021, all of our cash is in a non-interest bearing account due to the current low-interest rate environment. We do not currently have exposure to foreign currency risk.

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

The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the nine-month period ended September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

November 15, 2021	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
W. Wilson Troutman
Chief Financial Officer
(Principal Financial Officer)

