Form 10-K
period 2021-12-31
Eton Pharmaceuticals, Inc.
filed 2022-03-16
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21925 W. Field Parkway, Suite 235 Deer Park, IL	60010-7278
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 787-7361

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ETON	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2021 was approximately $108.8 million.

As of March 7, 2022, the registrant had 24,626,004 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements in this Annual Report and in our other reports with the Securities and Exchange Commission (the “SEC”), for example, may include statements regarding:

●	our ability to submit our product candidates through the 505(b)(2) regulatory pathway for approval by the U.S. Food and Drug Administration (the “FDA”);

●	our ability to obtain FDA approval for our product candidates;

●	our ability to comply with all U.S. and foreign regulations concerning the development, manufacture and sale of our product candidates;

●	our ability to maintain, protect and enhance our intellectual property;

●	costs associated with initiating and defending intellectual property infringement and other claims;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	future acquisitions of or investments in complementary companies or technologies; and

●	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plan,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements include, but are not limited to, statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report on Form 10-K. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

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

PART I

Item 1. Business

Overview

We are a pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet patient need. Since the formation of our company in 2017, we have used our expertise in business development, regulatory, and product development to assemble a diversified portfolio of eleven products and product candidates. Six of our products have been approved by the U.S. Food & Drug Administration (“FDA”) and commercially launched, and an additional four product candidates have been submitted to the FDA. We plan to continue growing our business through the acquisition of additional late-stage, high-value product candidates.

Product Portfolio

Our product portfolio is comprised of three categories: Orphan Drugs, Hospital Products, and Royalty Products.

Orphan Drugs

Our orphan drug product category is focused on commercializing products that treat the unmet needs of patients suffering from rare diseases. As defined by the FDA, orphan drugs typically address diseases that impact fewer than 200,000 patients in the United States. Given these small patient populations, products are typically promoted with small, targeted sales forces and distributed through high-touch specialty pharmacies that provide comprehensive services to patients or caregivers. We expect to continue to grow our orphan drug product category. Some of our orphan drug products include:

Alkindi Sprinkle® (hydrocortisone granules) - This product was approved by the FDA in September 2020 as a replacement therapy for Adrenocortical Insufficiency (“AI”) in children under 17 years of age. The product is the first and only FDA-approved granule hydrocortisone formulation for the treatment of AI designed for use in children. We acquired U.S. marketing rights to the product in March 2020 and launched Alkindi Sprinkle in December 2020 with a sales force targeting pediatric endocrinologists. In November 2021, we entered into a co-promotion agreement with Tolmar Pharmaceuticals, Inc. (“Tolmar”) to use their 60+ person salesforce to promote Alkindi Sprinkle. Tolmar’s sales force will promote Alkindi Sprinkle to pediatric endocrinology healthcare professionals and Tolmar will receive a royalty on net sales growth above the product’s baseline sales level at the time of the transaction. Eton retains ownership of the product and will maintain responsibility for all non-sales force related commercial activities. We believe there are approximately 10,000 children currently suffering from AI in the United States. Alkindi Sprinkle is protected by four issued patents that extend to 2034. In January 2021, we announced the acquisition of Canadian rights to Alkindi Sprinkle and we expect to pursue regulatory approval of the product in Canada in the near future.

Carglumic Acid tablets - Our Carglumic Acid product is the first and only FDA-approved generic version of Carbaglu®. Our product is approved for the treatment of acute and chronic hyperammonemia due to N-acetylglutamate Synthase (NAGS) deficiency. We acquired marketing rights to the product in October 2021 and launched the product in December 2021. We promote the product with our internal sales force. The product was awarded Competitive Generic Therapy (CGT) designation by the FDA, which provides us with 180 days of generic exclusivity. We believe that the Carbaglu® market is more than $50 million annually and our goal is to capture 25% to 35% of the market.

Dehydrated Alcohol Injection. Our dehydrated alcohol injection product candidate for the treatment of methanol poisoning was submitted to the FDA and was granted Orphan Drug Exclusivity in late 2020. In May 2021, we received a Complete Response Letter (“CRL”) from the FDA. We believe all of the items raised by the CRL are addressable, and we plan to submit our response to the FDA in the near future. We believe the dehydrated alcohol injection market is more than $50 million annually.

Zeneo® Hydrocortisone Autoinjector. Our Zeneo hydrocortisone autoinjector product candidate is a proprietary needle-free autoinjector under development for the treatment of adrenal crisis. We acquired the product candidate from Crossject in June 2021. Currently patients suffering from adrenal crisis typically use Solu-Cortef, a lyophilized hydrocortisone injection kit that must be reconstituted prior to delivery. The current market for Solu-Cortef is more than $75 million annually based on IQVIA data. We believe our needle-free autoinjector will be preferred by patients. We expect to submit a New Drug Application (“NDA”) for the product in 2023, which could allow for FDA approval in 2024.

Hospital Products

Our hospital products category consists of injectable products that are used in the hospital setting. These include:

Biorphen® (phenylephrine HCl). Biorphen is the first and only FDA-approved formulation of ready-to-use phenylephrine injection. Biorphen is indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. We acquired U.S. marketing rights to the product in February 2019. The product was approved in October 2019 and launched in December 2019. We estimate the current addressable market for ready-to-use phenylephrine to be more than twenty million units of Biorphen annually. Biorphen primarily competes with FDA-approved formulations of concentrated phenylephrine injection, which must be diluted prior to administration to patients, and with unapproved formulations of ready-to-use phenylephrine sold by 503B compounding pharmacies. Eton owns the Biorphen NDA, but the product is currently promoted by Xellia Pharmaceuticals’ (“Xellia”) hospital sales force under a co-promotion agreement. Eton pays Xellia a commission on sales of the product in certain channels. Eton retains the right to exit the co-promotion agreement under certain conditions. We are actively working on converting this product from its current ampule container to a vial. We expect to launch the vial presentation in 2022, which is expected to drastically increase the adoption of the product.

Rezipres® (ephedrine HCl). Rezipres is an innovative ready-to-use formulation of a molecule that is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia. Our product will compete against Emerphed® and non-FDA approved ready-to-use products from compounding facilities. Rezipres® provides a ready-to-use strength that can be immediately administered to patients, eliminating the need for calculations and additional dilution steps. Our product is also preservative free and does not contain any sulfites. This product was launched in March 2022. We have partnered with XGen Pharmaceuticals DJB (“XGen”) for commercialization of the product. XGen’s sales force is responsible for promoting the product to hospitals. We are actively working on converting the product from its current ampule container to a vial. We expect to launch the vial presentation in 2022.

Cysteine Injection. Our cysteine injection product candidate is a generic form of EXELA Pharma Sciences’ Elcys® product for which we have submitted an Abbreviated New Drug Application (“ANDA”) to the FDA. We are actively engaged in the Paragraph IV litigation associated with the innovator company’s patent. Given our first-to-file status, we expect to be entitled to 180 days of generic exclusivity if we are successful in challenging the patent. The trial is expected to begin in March of 2022. We believe the current market for Cysteine injection is more than $50 million annually.

Royalty Products

Our royalty products category is comprised of products that Eton does not commercialize. In most cases, these are products that Eton initiated development of, or licensed at an early stage, and advanced development to an FDA submission before selling the product rights to a third party. These products are now owned and commercialized partners that pay Eton milestones and royalties on commercial sales. Our royalty products category strategy allows us to monetize our vast experience and talent in business development, regulatory activities, and product development to generate high returns on our financial investments without being restricted by commercial organization limitations and it does not require significant ongoing overhead support costs. We currently have four royalty products: Alway Preservative Free, which is owned and marketed by Bausch Health, and our three neurology oral liquid products, EPRONTIA™, Zonisamide oral suspension and Lamotrigine oral suspension, which are owned and marketed by Azurity Pharmaceuticals (“Azurity”).

Alaway® Preservative Free (ketotifen fumarate). Alaway Preservative Free is the first and only preservative-free ophthalmic product approved for the treatment of allergic conjunctivitis. The preservative-free formulation is designed to deliver an improved comfort profile to patients compared to currently available ketotifen ophthalmic products that contain preservatives. The product is sold via the over-the-counter channel. Currently, the market for ketotifen ophthalmic products is estimated to be more than $75 million annually based on data from IRI and IQVIA. We sold the product rights to Bausch Health in February 2019. Bausch Health is responsible for commercialization of the product which was launched in February 2021. We received a $1.5 million milestone payment in conjunction with the launch of the product and receive a twelve percent royalty on the product’s net sales.

Neurology Oral Liquids. Starting in 2018, we assembled a portfolio of three neurology oral liquid products through in-licensing and internal development. All three products are molecules that are widely used in oral solid forms to treat epilepsy, but were not FDA-approved in liquid formulations. We believe the formulations will be beneficial to patients suffering from dysphagia, which is prevalent among pediatric and geriatric patients. In addition, the liquid formulations offer precision dosing, which can provide patients and caregivers with accurate doses that are lower than or in between the limited strength doses available from oral solid products. We sold these three products to Azurity in February 2021. Under terms of the agreement, Azurity has paid us $17 million and will pay up to $25 million in additional milestone payments plus a single digit royalty on net sales of the products. Azurity has taken over ownership of the products and is responsible for all development, regulatory, and commercial activities. The three neurology oral liquid products are:

EPRONTIA™ (topiramate oral solution). EPRONTIA® is the only FDA-approved liquid formulation of topiramate. The product is approved for three indications, including: monotherapy for treatment of partial-onset or primary general tonic-clonic seizures in patients two years of age and older; adjunctive therapy for treatment of partial-onset seizures, including seizures associated with Lennox-Gastaut syndrome in patients two year of age and older; and as a preventive treatment of migraine in patients 12 years of age and older. The product was approved in November 2021 and launched by Azurity in December 2021. The current market for topiramate in oral form is more than $800 million annually according to IQVIA.

Zonisamide Oral Suspension. The product is an innovative liquid formulation of zonisamide under FDA review for the treatment of partial seizures in patients with epilepsy. The product application was originally assigned a PDUFA date of May 29, 2021 and the FDA issued a Complete Response Letter because it was unable to inspect the manufacturing site due to COVID-related travel restrictions. The FDA inspected the facility in January 2022, and we believe the application could be approved in the near future. The current market for zonisamide in oral form is more than $65 million annually according to IQVIA.

Lamotrigine for Oral Suspension. The product is an innovative liquid formulation of lamotrigine under FDA review for the treatment of partial on-set seizures, primary generalized tonic-clonic seizures, and seizures of Lennox-Gastaut syndrome in patients two year of age and older. The product has been issued a patent, which is now owned by Azurity. The product’s NDA application received a Complete Response Letter in March 2020 and the FDA requested changes to the Dosage and Administration section of the product’s Prescribing Information to simplify the dosing information for intended users. The FDA requested a human factors validation study with the revised labeling to demonstrate that the intended users can prepare and administer the oral suspension safely and effectively. Our development partner completed the study and submitted the report to the FDA in November 2021. The application has been assigned a PDUFA date of May 30, 2022. The current market for lamotrigine in oral form is more than $600 million annually according to IQVIA.

Eton Pharmaceuticals

Products Summary

Product	Eton Category	Indication	FDA Status
Carglumic Acid Tablets	Orphan Drug	NAGS deficiency	Commercial
ALKINDI SPRINKLE®	Orphan Drug	Adrenal Insufficiency	Commercial
Biorphen®	Hospital Product	Hypotension	Commercial
Rezipres®	Hospital Product	Hypotension	Commercial
Alaway® Preservative Free	Royalty Product	Allergic Conjunctivitis	Commercial
EPRONTIA™	Royalty Product	Epilepsy / Migraine	Commercial
Dehydrated Alcohol Injection	Orphan Drug	Methanol Poisoning	Filed
Zonisamide Oral Susp	Royalty Product	Epilepsy	Filed
Lamotrigine for Susp	Royalty Product	Epilepsy	Filed
Cysteine Injection	Hospital Product	Parenteral Nutrition	Filed
ALKINDI SPRINKLE (Canada)	Orphan Drug	Adrenal Insufficiency	Submission Expected in 2022
ZENEO® Hydrocortisone	Orphan Drug	Adrenal Crisis	Submission Expected in 2023

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

Sales and Marketing

We currently own or have economic interests in six commercial products. We typically commercialize our orphan products under our own label with our internal infrastructure and sales force, however, we may at times supplement our efforts with a co-promotion arrangement as we have with Tolmar Pharmaceuticals on Alkindi Sprinkle. In our orphan product category, we currently commercialize Alkindi Sprinkle and Carglumic Acid in the United States. These products are distributed to patients via a specialty pharmacy, which supports customer service and reimbursement activities.

In our hospital category, we have entered into short-term co-promotion agreements for the ampule format of both Biorphen and Rezipres. We retain ownership of the products and have no commercial arrangements relating to the vial formats of both products. For each future product launch we will assess if it is more advantageous to promote internally with our own sales force or partner with a company with an existing hospital sales force.

In our royalty product category, the products are commercialized by our partners. Bausch Health is responsible for all sale and marketing activities related to Alaway Preservative Free, and Azurity is responsible for all sales and marketing activities related to Eprontia, zonisamide oral suspension, and lamotrigine suspension. In all cases we receive a royalty on net sales of the products

In January 2020 we signed a co-promotion agreement with Xellia for the promotion of Biorphen. Under terms of the agreement, Xellia’s U.S.-based hospital sales force will promote Biorphen in certain customer channels in exchange for a commission based on net sales realized at certain customer accounts. Eton owns the Biorphen NDA and the product is sold under Eton’s brand name. The agreement has a five-year term, but allows Eton to exit under various scenarios, including a change of control, and after 2021 if Biorphen net sales from Xellia designated accounts do not exceed $29.4 million in 2021, or $42.0 million in 2022 and the following years. In July 2021 we signed a co-promotion agreement with XGen whereby XGen’s salesforce will promote Rezipres for a three-year term, in exchange for a profit share on the Rezipres product. In November 2021 we signed a co-promotion agreement with Tolmar whereby Tolmar will promote Alkindi Sprinkle® through its 60+ person salesforce in exchange for a royalty on net sales.

Research and Development

We currently have seven employees that support our product research and development activities. In addition, we utilize external sources for various product development activities, including the resources of our product development partners for certain product candidates, and also through the use of contract laboratory services on a fee for service model.

Manufacturing and Suppliers

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture our products. All our manufacturing partners are based in the United States or Europe. We seek to work with CMOs that have a long history of quality and FDA compliance. All products are manufactured in compliance with current Good Manufacturing Processes (“cGMP”), and our internal quality system requires us to enter quality agreements with and audit all of our manufacturers prior to commercializing the product. Our choice to rely on external manufacturers significantly reduces the amount of capital invested in our business and allows us the flexibility to pursue a broad range of opportunities beyond the specific capabilities of a single facility.

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

Government Regulations and Funding

Pharmaceutical companies are subject to extensive regulation by foreign, federal, state and local agencies, such as the FDA, and various European regulatory authorities. The manufacture, distribution, marketing and sale of pharmaceutical products are subject to government regulation in the United States and various foreign countries. Additionally, in the United States, we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our products are safe and efficacious and are manufactured in accordance with cGMP regulations. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We, our manufacturers and contract research organizations (“CROs”) may also be subject to regulations under other foreign, federal, state and local laws, including, but not limited to, the U.S. Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries. The U.S. government has increased its enforcement activity regarding illegal marketing practices domestically and internationally. As a result, pharmaceutical companies must ensure their compliance with the Foreign Corrupt Practices Act and federal healthcare fraud and abuse laws, including the False Claims Act.

These regulatory requirements impact our operations and differ from one country to another, so that securing the applicable regulatory approvals of one country does not imply the approval of another country. The approval procedures involve high costs and are manpower intensive, usually extend over many years and require highly skilled and professional resources.

FDA Market Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

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

As a product candidate moves through the clinical testing phases, manufacturing processes are further defined, refined, controlled and validated. The level of control and validation required by the FDA increases as clinical studies progress. We and the third-party manufacturers on which we rely for the manufacture of our product candidates and their respective components (including the active pharmaceutical ingredient (“API”)) are subject to requirements that drugs be manufactured, packaged and labeled in conformity with cGMP. To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements.

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

After the FDA evaluates the NDA and inspects manufacturing facilities where the drug product and/or its API will be produced, it will either approve commercial marketing of the drug product with prescribing information for specific indications or issue a CRL indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the CRL requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and efficacy after approval.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law. In addition, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the ruling has no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact the Health Care Reform Law.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. These changes include, among others, aggregate reductions of Medicare payments to providers of up to 2% per fiscal year and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in President Biden’s 2022 State of the Union Speech, President Biden again called for Congress to take action to combat high prices of prescription drugs. In 2019, the Health and Human Services (“HHS”) Office of Inspector General proposed modifications to the U.S. Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and government administration officials have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

Employees

We currently have 17 full-time employees, seven of whom are engaged in research and development activities, six are engaged in sales/marketing operations and four of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants and product telesales services.

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

Risk Factor Summary

You should carefully consider the risks set forth in the section of this Annual Report of Form 10-K entitled “Risk Factors” beginning on page 16 of this Annual Report, including, but not limited to, the following:

●	We are a specialty pharmaceutical company with a limited operating history, and it is difficult for potential investors to evaluate our business.

●	Our business is adversely affected by the ongoing coronavirus pandemic and the impact could be material.

●	We may have significant research, regulatory and development expenses as we advance our product candidates.

●	We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	We may acquire businesses or products, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

●	Sales of counterfeits of any of our product candidates, as well as unauthorized sales of any of our product candidates, may have adverse effects on our revenues, business and results of operations and damage our brand and reputation.

●	We have entered into several arrangements with related parties for the development and marketing of certain product candidates and these arrangements present potential conflicts of interest.

●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

●	Our competitors may obtain FDA or other regulatory approval for comparable products more rapidly than we may obtain approval for ours, and the risk of our competitors doing so may lead us to develop drug candidates without disclosing certain information with regard to such candidates.

●	If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidate and our ability to generate revenue will be limited.

●	If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

●	An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.

●	Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product, and the revenue that we generate from its sales, if any, may be limited.

●	We are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

●	Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.

●	Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

●	Our future growth may depend, in part, on our ability to penetrate international markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

●	If we market any of our products or product candidates in a manner that violates health care fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

●	We may not be able to establish agreements with third parties with whom we wish to collaborate and, if we are able to establish them, we may not be able to establish them on commercially reasonable terms, which could result in alterations or delays of our development and commercialization plans.

●	We expect to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize any of our product candidates and our business would be substantially harmed.

●	We enter into various contracts in the normal course of our business, some or all of which may require us to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have an adverse effect on our business, financial condition and results of operations.

●	Our Chief Executive Officer holds ownership interest in some of the third parties we have entered into agreements with. The terms and fee arrangements of these agreements, we believe, approximate the terms and fee arrangements of an agreement that would have been obtained in an arm’s length and unaffiliated transaction. Nonetheless, this may expose us to claims of interested transactions and other fiduciary suits.

●	Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidates for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

●	Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

●	We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.

●	We will depend on rights to certain pharmaceutical compounds that have been acquired by us. We do not have complete control over these pharmaceutical compounds and any loss of our rights to them could prevent us from selling our products.

●	It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

●	Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products.

●	Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

●	Others may claim an ownership interest in our intellectual property, which could expose us to litigation and have an adverse effect on our prospects.

●	We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

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

Public health outbreaks, epidemics or pandemics have had, and could in the future have, an adverse impact on our operations and financial condition. The continuing pandemic caused by the novel strain of coronavirus (COVID-19) has caused many countries, including the United States, to declare national emergencies and implement preventive measures such as travel bans and shelter-in-place or total lock-down orders, some of which have eased. The continuation or re-implementation of these bans and orders remains uncertain. In some cases, these bans and orders have influenced certain aspects of our business. For example, we began commercializing our Biorphen product in December 2019 and Alkindi Sprinkle product in December 2020; however, we have encountered difficulty in creating significant market pull-through demand for our products in 2020 and 2021 as our in-person sales calls to key personnel at hospitals and surgical centers and introductory product presentation seminars were limited as a result of the COVID-19 pandemic. We are working on other promotional efforts to drive further adoption in the market, but we may see our product sales and marketing efforts continue to be adversely affected by the pandemic in 2022 and beyond. COVID-19 may also affect our ability to complete recruitment and data analysis for our clinical trials and our ability to conduct research and development of our complement programs in our planned timeframe. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact. In particular, as a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, drug manufacturing and clinical trials including:

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

We carry product liability insurance we consider adequate for our current level of expected product sales, clinical testing and product development. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our approved products or additional products we develop. Although we will endeavor to obtain and maintain such insurance in coverage amounts which we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The FDCA provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, (e.g., for new indications, dosages, strengths or dosage forms of an existing drug). Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. As a result, many of our competitors have the ability to bring a product candidate to market more rapidly than we can and depending on the nature of their product candidate they could substantially delay the introduction of our product candidate into the market if their product qualifies for the market and data exclusivity provisions under the FDCA. In order to preserve any competitive advantage, we will, at times, make the decision to pursue a product candidate for which we will not disclose the API, dosage or reference drug until such time as we believe that any competitive advantage would not be materially compromised by public disclosure of such information, which in some cases may be as late as our receipt of marketing approval from the FDA. Our business currently depends on our ability to bring our product candidates to market in a manner that preserves our perceived competitive advantage, and any loss of that competitive advantage could negatively impact our business, results of operations and stock price.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidate and our ability to generate revenue will be limited.

We may be required to successfully complete clinical trials for our product candidates before we can apply for marketing approval. Even if we complete any such clinical trials, it does not assure marketing approval. Any such clinical trials may be unsuccessful, which would materially harm our business. Even if such initial clinical trials are successful, we may be required to conduct additional clinical trials to establish our product candidates’ safety and efficacy before an NDA or foreign equivalents can be submitted to the FDA or comparable foreign regulatory authorities for marketing approval of our product candidates.

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

We are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates could be subject to labeling and other restrictions and withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, former President Trump had signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact the ACA and our business. We cannot predict the impact on our business of changes to current laws and regulations. However, any changes that lower reimbursements for products for which we may obtain regulatory approval, or that impose administrative and financial burdens on us, could adversely affect our business.

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

We face significant competition in seeking appropriate third parties to assist us in our business operations. Whether we reach a definitive agreement will depend, among other things, upon our assessment of the third parties’ resources and expertise, the terms and conditions of the proposed agreement, and the proposed parties’ evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Potential third parties may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any arrangements that we may establish may also not be favorable to us.

Agreements with third parties are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future third parties to assist us in our business operations. We may not be able to negotiate agreements on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidate or bring it to market and generate product revenue.

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

Additionally, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering any product candidate, the defendant could counterclaim that the patent covering any other product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office (“U.S. PTO”), or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents or our licensors’ patents in such a way that they no longer cover product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

We have an effective Form S-3 registration statement (“Shelf Registration”) on file with the SEC which allows us to sell any combination of common stock, preferred stock, debt securities, warrants to purchase any of these securities, subscription rights to purchase any of these securities, and/or units consisting of one or more of the foregoing in one or more offerings up to a total dollar amount of $100 million (including the $22.5 million raised in our October 2020 offering of common stock). The issuance of additional shares of our common stock pursuant to the Shelf Registration, or issuances of securities convertible into or exercisable for our common stock or other equity-linked securities, including preferred stock, warrants, debt securities or units, would dilute the ownership interest of our common shareholders and could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. If we raise additional funds by issuing debt securities, these debt securities would have rights senior to those of our common stock and the terms of the debt securities issued could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

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

Our federal net operating losses (“NOLs”) generated in taxable years ending prior to 2018 could expire unused. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We are performing a study to determine if we have triggered any “ownership change” limitations. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 7, 2022, we had 24,626,004 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

Our directors and executive officers beneficially own approximately 5.2% of our common stock. Additionally, Harrow Health, Inc. (“Harrow”), our former parent company, holds approximately 8.0% of our outstanding common stock as of March 7, 2022. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties, and particularly by Harrow, may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 31, 2021, the last trading date in 2021, was $4.29 per share.

Record Holders

As of March 7, 2022, we had 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 7, 2022 was $3.72.

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

Overview

We are a unique pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet patient need. Since the formation of our company in 2017, we have used our expertise in business development, regulatory, and product development to assemble a diversified portfolio of eleven products. Six of our products have been approved by the FDA and commercially launched. We plan to continue growing our business through the acquisition of additional late-stage, high-value product candidates.

Results of Operations

To date, we have realized revenues from the sale of our neurology products portfolio to Azurity in 2021, a licensing arrangement on our EM-100 product that was sold to Bausch Health and also the launch of our Biorphen®, Alkindi Sprinkle®, and Carglumic Acid products in December 2019, December 2020, and December 2021, respectively. We anticipate successfully growing our sales for these products and commercializing additional product candidates in 2022 and beyond.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net revenues of $21.8 million in 2021 included $19.0 million of milestones, including $17.0 million from Azurity on three neurology products sold to them at the beginning of the year. Revenues were nominal in 2020 for Biorphen and reflected the launch of Alkindi Sprinkle® late in mid-December.

Our 2021 gross profit of $19.2 million was up significantly as the prior year negative gross profit level was adversely impacted by Biorphen price discounts and a reserve charge to cost of sales for certain slow-moving Biorphen inventory that we do not believe we will be able to sell before its expiry date.

For the years ended December 31, 2021 and 2020, we incurred $6.2 million and $14.1 million of research and development (“R&D”) expenses, respectively, and $14.5 million and $12.8 million of general and administrative (“G&A”) expenses, respectively. The $7.9 million decrease in R&D was driven by significant milestone payments on a number of our products in development that did not recur in 2021. The $1.7 million increase in G&A expenses was primarily due to personnel additions and increased professional/consulting spending to support our growing business. We incurred a net loss of $2.0 million and $28.0 million for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and FDA fees. We anticipate that our G&A expenses will increase to support our business growth – particularly with respect to sales and marketing for additional personnel and promotional expenses.

Research and Development Expenses

We currently have seven employees that support our overall product development function. The majority of our spend in R&D is to third parties we contract with to develop and test our products in addition to development partner milestone payments. We closed our R&D facility in May 2021.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net revenues for 2020 reflected limited benefit from Alkindi Sprinkle which launched in mid-December. In addition, revenue was negatively impacted by a price discount for Biorphen in 2020 related to the shelf stock at our wholesale customers. Our 2020 gross profit was also adversely impacted by a reserve charge to cost of sales for certain slow-moving Biorphen inventory that we do not believe we will be able to sell before its expiry date. Revenue and gross profit in 2019 reflected the initial launch for Biorphen and a $0.5 million milestone payment for our sale of EM-100 to Bausch Health.

For the years ended December 31, 2020 and 2019, we incurred $14.1 million and $11.6 million of research and development (“R&D”) expenses, respectively, and $12.8 million and $7.6 million of general and administrative (“G&A”) expenses, respectively. The increase in R&D expense was primarily due to $4.8 million of licensing and development fees for Alkindi Sprinkle in 2020 offset by reduced spending for Topiramate and Lamotrigine. The $5.2 million increase in G&A expenses was primarily due to personnel additions and increased sales/marketing spending to support product launches. In addition, we incurred significant legal expenses associated with our patent challenge against Exela Pharma Sciences for the Cysteine product that we have in development. We incurred a net loss of $28.0 million and $18.3 million for the years ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

G&A expenses consisted primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and travel expenses. Our G&A expenses increased to support our business growth – particularly with respect to sales and marketing for additional personnel and promotional expenses.

Research and Development Expenses

As of December 31, 2020, we had six employees that supported our overall product development and we had facility and operating costs for a laboratory to support product development which we subsequently closed in May 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had total assets of $27.5 million, cash and cash equivalents of $14.4 million and working capital of $19.0 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018 and also the IPO which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019 whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of our common stock, and in October 2020, we received net proceeds of approximately $21.0 million from a public offering of our common stock at an offering price of $7.00 per share. We believe that our existing funding, revenues from our approved products and milestone payments expected to be paid in 2022 will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019 (amounts are in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net cash used in operating activities	$(4,721)	$(22,346)	$(18,026)
Net cash used in investing activities	(2,559)	(50)	(1,846)
Net cash flows provided by financing activities	391	31,625	5,203
Net change in cash and cash equivalents	$(6,889)	$9,229	$(14,669)

The decrease in cash used in operating activities is primarily a result of lower operating losses, driven by higher revenue. Investing activities in 2021 consist primarily of licensing fees for Carglumic Acid, partially offset by the proceeds from the sale of equipment from our laboratory facility which we closed in May 2021. The financing activity primarily consists of the October 2020 follow-on common stock offering and the November 2019 Credit Agreement borrowing from SWK Holdings.

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

We sell Biorphen in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. We use a third-party logistics (“3PL”) vendor to process and fulfill orders and have concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. We have no significant obligations to wholesalers to generate pull-through sales. In addition, we sell our Alkindi Sprinkle and Carglumic Acid products to one pharmacy distributor customer which provides order fulfillment and inventory storage/distribution services.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, we pay fees to wholesalers for their distribution services, inventory reporting and chargeback processing. We pay GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from our sales of Biorphen, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product. For our Alkindi Sprinkle and Carglumic Acid products, we bill at the initial product list prices which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are estimated and recorded as a reduction of net revenues at the date of sale/shipment.

We estimate the transaction price when we receive each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees we pay. Our sales of Alkindi Sprinkle and Carglumic Acid to our distributor are not subject to returns. When estimating these adjustments to the transaction price, we reduce it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

We recognize revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us. We store our Alkindi Sprinkle and Carglumic Acid inventory at our pharmacy distributor customer location and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of December 31, 2021, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

To test management’s estimated product sales deductions, we obtained management’s calculations for the respective estimates and performed the following procedures, among others. We tested management’s estimation process for determining of product sales discounts accruals by developing an independent expectation of the estimated accrual rate, including a comparison of rates used in management’s forecast to rates in the underlying contracts and performing a retrospective review of assumptions to actual activity. In addition, we assessed subsequent events to determine whether there was any new information that would require adjustment to the initial accruals, evaluated trends in actual sales and discount accrual balances, and compared cash receipts to product sales. We also examined terms and conditions for a sample of contracts with the Company’s customers, tested a sample of credits issued and payments made throughout the year and agreed rates to underlying contract terms.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2018.

Irvine, California

March 16, 2022

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$14,406	$21,295
Accounts receivable, net	5,471	48
Inventories	550	1,242
Prepaid expenses and other current assets	3,177	2,116
Total current assets	23,604	24,701

Property and equipment, net	115	811
Intangible assets, net	3,621	575
Operating lease right-of-use assets, net	104	192
Other long-term assets, net	21	40
Total assets	$27,465	$26,319

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,774	$2,344
PPP loan, current portion	—	280
Current portion of long-term debt	1,418	—
Accrued liabilities	1,366	1,170
Total current liabilities	4,558	3,794

Long-term debt, net of discount and including accrued fees	5,262	6,532
Long-term portion of PPP and EIDL loans	—	231
Operating lease liabilities, net of current portion	15	99

Total liabilities	9,835	10,656

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,626,004 and 24,312,808 shares issued and outstanding at December 31, 2021 and 2020, respectively	25	24
Additional paid-in capital	111,718	107,797
Accumulated deficit	(94,113)	(92,158)
Total stockholders’ equity	17,630	15,663

Total liabilities and stockholders’ equity	$27,465	$26,319

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Revenues:
Licensing revenue	$19,000	$—	$500
Product sales and royalties, net	2,832	39	459
Total net revenues	21,832	$39	959

Cost of Sales:
Licensing revenue	1,500	—	—
Product sales and royalties	1,123	286	453
Total cost of sales	2,623	286	453

Gross profit (loss)	19,209	(247)	506

Operating expenses:
Research and development	6,235	14,104	11,555
General and administrative	14,469	12,760	7,552
Total operating expenses	20,704	26,864	19,107

Loss from operations	(1,495)	(27,111)	(18,601)

Other income (expense):
Interest and other income (expense), net	(1,006)	(859)	281
Gain on PPP loan forgiveness	365	—	—
Gain on equipment sale	181	—	—

Loss before income tax expense	(1,955)	(27,970)	(18,320)

Income tax expense	—	—	—

Net loss	$(1,955)	$(27,970)	$(18,320)
Net loss per share, basic and diluted	$(0.08)	$(1.33)	$(1.03)
Weighted average number of common shares outstanding, basic and diluted	25,207	21,010	17,761

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	17,607,928	$18	$72,153	$(45,868)	$26,303

Stock-based compensation	—	—	1,888	—	1,888

Stock option exercises	167,622	—	214	—	214

Common stock issued under employee stock purchase plan	44,885	—	239	—	239

Stock warrant exercises	57,051	—	—	—	—

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	226	—	226

Net loss	—	—	—	(18,320)	(18,320)

Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	15,190	—	2,576	—	2,576

Stock option exercises	194,878	—	255	—	255

Employee stock purchase plan	25,780	—	112	—	112

Proceeds from sales of common stock, net of offering costs	5,820,000	6	28,776	—	28,782

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	94	—	94

Net loss	—	—	—	(27,970)	(27,970)

Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	3,381	—	3,381

Stock option exercises	144,233	1	338	—	339

Employee stock purchase plan	49,155	—	202	—	202

Common stock issued related to restricted stock units	25,000	—	—	—	—

Stock warrant exercises	94,808	—	—	—	—

Net loss	—	—	—	(1,955)	(1,955)

Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(1,955)	$(27,970)	$(18,320)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,381	2,576	1,888
Common stock issued for product candidate licensing rights	—	1,264	—
Depreciation and amortization	462	651	447
Debt discount amortization	148	121	16
Gain on forgiveness of PPP loan	(365)	—	—
Gain on sale of equipment	(181)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,423)	425	(473)
Inventories	692	(862)	(380)
Prepaid expenses and other assets	(1,026)	(20)	(1,361)
Accounts payable	(570)	1,769	(377)
Accrued liabilities	116	(300)	534
Net cash used in operating activities	(4,721)	(22,346)	(18,026)

Cash used in investing activities
Proceeds from sale of equipment	700	—	—
Purchases of property and equipment	(9)	(50)	(1,096)
Purchase of product licensing rights	(3,250)	—	(750)
Net cash used in investing activities	(2,559)	(50)	(1,846)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	—	1,965	4,750
Proceeds from sales of common stock, net of offering costs	—	28,782	—
Proceeds from PPP and EIDL loans	—	511	—
EIDL loan payoff	(150)	—	—
Proceeds from employee stock purchase plan and stock option exercises	541	367	453
Net cash provided by financing activities	391	31,625	5,203

Change in cash and cash equivalents	(6,889)	9,229	(14,669)
Cash and cash equivalents at beginning of year	21,295	12,066	26,735
Cash and cash equivalents at end of year	$14,406	$21,295	$12,066

Supplemental disclosures of cash flow information
Cash paid for interest	$815	$797	$—
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Relative fair value of common stock warrants issued in connection with debt	$—	$94	$226
Right-of-use assets obtained in exchange for lease liabilities	$—	$195	$—

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. (“Eton” or the “Company”) was incorporated as a Delaware “C” corporation on April 27, 2017 and was initially set up as a wholly-owned subsidiary of Harrow Health, Inc. (“Harrow”, fka Imprimis Pharmaceuticals, Inc.). In June 2017, the Company raised $20,055 in start-up capital through a private sale of preferred stock and a separate management team was then established for Eton with its corporate offices located in Deer Park, Illinois. In November 2018, the Company completed an initial public offering (the “IPO”) and received net proceeds of $21,960, after deducting underwriting discounts and commissions and offering-related expenses. In November 2019, the Company entered into a credit agreement and received net proceeds of $4,750 and in August 2020 the Company received net proceeds of $1,965 under the credit agreement (see Note 5). In March and April 2020, Eton received net proceeds of $7,756 from the sale of shares of its common stock and in October 2020, the Company received net proceeds of $21,026 from a public offering for its shares at an offering price of $7.00 per share (see Note 6).

Eton is a specialty pharmaceutical company focused on developing, acquiring, and commercializing innovative products. Eton is primarily focused on hospital injectable and rare disease products. The Company seeks to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. Eton pursues what it perceives to be low-risk product candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for the Company to bring the product to patients.

The Company’s Biorphen® product was approved by the FDA in October 2019 and sales commenced for this product at the end of 2019. Eton’s EM-100 product was sold to Bausch Health and the product was approved by the FDA in September 2020. Bausch Health launched this product under the name of Alaway® Preservative Free in January 2021 and Eton receives royalties from the sale of the product. The Company acquired the licensing rights to Alkindi Sprinkle and this product was approved by the FDA in October 2020 and launched in December 2020. The Company entered into a co-promotion agreement with Tolmar Pharmaceuticals in November 2021 whereby Tolmar will promote Alkindi Sprinkle through its 60+ person salesforce in exchange for a royalty on net sales. In addition, the Company launched Carglumic Acid tablets in December 2021 as the first and only FDA-approved generic version of Carbaglu®.

Note 2 — Liquidity Considerations

As of December 31, 2021, the Company had an accumulated deficit of $94,113 and for the year ended December 31, 2021 the Company used net cash in operating activities of $4,721.

To date, the Company has generated revenues from six products and expects further growth in 2022 and beyond in accordance with additional market penetration from these products plus revenues from licensing and additional products where it anticipates FDA approval. The Company currently believes its existing cash and cash equivalents of $14,406 as of December 31, 2021 augmented by the $5,000 milestone payment received in January 2022 for the commercial launch of EPRONTIA™ (Topiramate oral solution) by Azurity Pharmaceuticals (“Azurity”), will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables, chargebacks and sales returns, valuation of inventories, useful lives of assets and the impairment of property and equipment, the accrual of research and development expenses and the valuation of common stock, stock options and warrants. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $96 and $71 as of December 31, 2021 and 2020, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at December 31, 2021 and 2020 consist solely of purchased finished goods. At December 31, 2021, inventories are shown net of a slow-moving reserve for its Biorphen product of $1,414 due to the risk of expiry before this entire stock of inventories is sold. There was an inventory reserve of $1,414 and $623 at December 31, 2021 and 2020, respectively.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. A $750 payment related to the approval of the Company’s Biorphen product in 2019 has been capitalized and that cost is being amortized over five years. A $3,250 payment related to the approval of the Company’s Carglumic Acid product in December 2021 has been capitalized and that cost is being amortized over ten years. The intangible assets, net on the Company’s balance sheet reflected $379 and $175 of accumulated amortization as of December 31, 2021 and 2020, respectively. The Company recorded amortization expense of $204, $150 and $25 for the years ended December 31, 2021, 2020 and 2019, respectively, and will record amortization expense of $475 per year for these intangible assets for 2022 through 2023 and then $450 in 2024 when the Biorphen asset will be fully amortized. For 2025 through 2030, the Company will incur amortization expense of $325 and then $271 in 2031 when the Carglumic Acid asset will be fully amortized.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the years ended December 31, 2021, 2020 and 2019.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Leases

The Company accounts for leases in accordance with ASC Topic 842 — Leases. The Company reviews all relevant facts and circumstances of a contract to determine if it is a lease whereby the terms of the agreement convey the right to control the direct use and receive substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration. The associated right-of-use assets and lease liabilities are recognized at lease commencement. The Company measures lease liabilities based on the present value of the lease payments over the lease term discounted using the rate it would pay on a loan with the equivalent payments and term for the lease. The Company does not include the impact for lease term options that would extend or terminate the lease unless it is reasonably certain that it will exercise any such options. The Company accounts for the lease components separately from non-lease components for its operating leases.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2021 and 2020.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the successful award of a patent and the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents which are invested in money market funds and U.S. treasury bills from time to time. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2021 or 2020. The accounts receivable balance at December 31, 2021 and 2020 and product sales revenue recognized during the year ended December 31, 2021 and 2020 consist of sales to and amounts due from AmerisourceBergen Corporation, Cardinal Health Services and McKesson Corporation for sales of the Company’s Biorphen product. The December 31, 2021 accounts receivable balance and sales in 2021 also include a $5,000 milestone from Azurity, in accordance with the Eprontia™ (topiramate oral solution) product, amounts due from AnovoRx for sales of the Company’s Alkindi Sprinkle product and its Carglumic Acid product, which launched in December 2021.

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

The Company sells Biorphen in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of Biorphen represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales. In addition, the Company sells its Alkindi Sprinkle and Carglumic Acid product to one pharmacy distributor customer which provides order fulfilment and inventory storage/distribution services.

Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell Biorphen at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, the Company pays fees to wholesalers for their distribution services, inventory reporting and chargeback processing. The Company pays GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from its sales of Biorphen, and accordingly it applies these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of Biorphen and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product. For its Alkindi Sprinkle and Carglumic Acid products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks of Biorphen and the impact of the other discounts and fees it pays while Alkindi Sprinkle and Carglumic Acid sales to its distributor are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company recognizes revenue from Biorphen product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product. The Company stores its Alkindi Sprinkle and Carglumic Acid inventory at its pharmacy distributor customer location and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

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

Earnings (Loss) Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2021, 2020 or 2019 as the Company reported a net loss for the years ended December 31, 2021, 2020 and 2019 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 9). Basic weighted average shares for the year ended December 31, 2021 include 600,000 vested warrants to purchase common shares. As the shares underlying these warrants can be purchased for little to no consideration ($0.01 per share exercise price), they are included in the computation of basic earnings per share.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC — 718 Compensation — Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. The Company estimates the fair value of stock-based option awards using the Black-Scholes-Merton option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on comparable companies’ historical volatility along with a limited weighting included for the Company’s own volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur. The Company uses the closing common stock price on the date of grant for the fair value of the common stock.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of December 31, 2021 and 2020, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of December 31, 2021 and 2020, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at December 31, 2021 or 2020, and has not recognized interest and penalties in the statements of operations for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company is subject to taxation in the United States and certain individual states – primarily Illinois and Tennessee. The Company’s tax losses from 2017 through 2021 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2021 or 2020.

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, PPP loan and long-term debt obligation. The carrying amounts of these financial instruments, except for the PPP loan and long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the PPP loan and long-term debt obligation approximate their respective fair values.

Impact of New Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the current period that would apply to the Company and have a material impact on its financial position or results of operations.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Computer hardware and software	$157	$182
Furniture and fixtures	106	143
Equipment	132	994
Leasehold improvements	71	184
Construction in progress	—	—
	466	1,503
Less: accumulated depreciation and amortization	(351)	(692)
Property and equipment, net	$115	$811

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $155, $347 and $283, respectively. The balances at December 31, 2021 reflect the sale of laboratory equipment in May 2021 which had a net book value of $519.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 14) and the Company’s March 2020 sale of additional shares of its common stock (see Note 6), the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company is required to maintain a minimum cash balance of $3,000, only pay interest on the debt until February 2022 and then pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

The Company recorded interest expense of $1,042, $884 and $98 in 2021, 2020 and 2019, respectively, which included $148 $121 and $16, respectively, of debt discount amortization. The Company had accrued interest of $134 and $48 as of December 31, 2021 and 2020, respectively, which is included in accrued liabilities in the accompanying balance sheets.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – Debt (continued)

The table below reflects the future annual payments for the SWK loan principal and interest as of December 31, 2021.

Amount
2022	$2,202
2023	1,756
2024	5,300
Total payments	9,258
Less: amount representing interest	(2,258)
Loan payable, gross	7,000
Less: current portion of long-term debt	(1,418)
Less: unamortized discount	(320)
Long-term debt, net of unamortized discount	$5,262

PPP loan

On May 4, 2020, the Company received $361 in loan proceeds under the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) through its banking relationship with Bank of America. On May 20, 2021, the Company received notice that the loan principal and cumulative interest of $4 was forgiven in full as permitted under the applicable SBA guidelines for PPP loans. The $365 gain on debt extinguishment is reflected in non-operating income for the year ended December 31, 2021.

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

In March 2020, the Company issued 379,474 shares of its common stock to Diurnal Limited (“Diurnal”) as a milestone fee for acquiring the U.S. marketing rights to Alkindi Sprinkle®, an orphan drug product currently under review with the FDA (see Note 14). The shares were valued at $1,264 based on the Company’s closing stock price on the date of issuance and this amount was recorded as a component of the Company’s research and development expense and a corresponding increase to its additional paid-in-capital.

In October 2020, the Company issued 3,220,000 shares of its common stock in a public offering at an offering price of $7.00 per share and received net proceeds of $21,026.

For the years ended December 31, 2021 and 2020, the Company issued 144,233 and 194,878 shares, respectively, of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). For the years ended December 31, 2021 and 2020, the Company issued 49,155 and 25,780 shares, respectively, under the Company’s Employee Stock Purchase Program (“ESPP”). In April 2020, the Company issued 15,190 shares of its common stock as an RSA to a new employee. This RSA vested 25% every three months and was 100% vested in April 2021. In April 2021, the Company issued 25,000 shares of its common stock to a member of its board of directors upon his retirement from the board in connection with previously vested restricted stock units (“RSUs”). During 2021, there were 135,650 warrants exercised (all on a cashless basis) resulting in 94,808 shares of common stock being issued by the Company.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7 — Common Stock Warrants

Listed below is a summary of warrants outstanding as of December 31, 2021:

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

A rollforward of the warrants outstanding is listed in the table below:

No. of Shares
Balance as of the beginning of the year	1,690,476
Exercise of Placement Agent Warrants – 2017 Preferred Stock Offering	(135,650)
Balance as of the end of the year	1,554,826

There were 135,650 warrants exercised (all on a cashless basis) in 2021 resulting in 94,808 shares of common stock being issued by the Company. There were no warrant exercises is 2020. The intrinsic value of the warrants exercised in 2021 was $806.

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 537,306 shares available for future issuance under the 2018 Plan as of December 31, 2021.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2019, the share reserve was increased by 704,317 shares based on the 17,607,928 shares of common stock outstanding at December 31, 2018. On January 1, 2020, the share reserve was increased by 715,099 shares based on the 17,877,486 shares of common stock outstanding at December 31, 2019. On January 1, 2021, the share reserve was increased by 972,512 shares based on the 24,312,808 shares of common stock outstanding at December 31, 2020. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

In April 2020, the Company issued 15,190 shares of its common stock as an RSA to a new employee. This RSA vested 25% every three months and was 100% vested in April 2021.

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

For the years ended December 31, 2021, 2020, and 2019, the Company’s total stock-based compensation expense was $3,381, $2,576 and $1,888, respectively. Of these amounts, $2,838, $2,295 and $1,574 was recorded in general and administrative expenses, respectively, and $543, $281 and $314 was recorded in R&D expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2021	2,824,500	$4.05	8.3	$11,525
Issued	1,017,098	8.31
Exercised	(144,233)	2.35
Forfeited/Cancelled	(183,646)	6.63
Options outstanding as of December 31, 2021	3,513,719	$5.22	7.9	$2,711
Options exercisable at December 31, 2021	2,096,630	$4.37	7.3	$2,257
Options vested and expected to vest at December 31, 2021	3,463,719	$5.27	7.9	$2,565

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised during 2021 was $682.

There were 144,233 shares issued for exercise of stock options during the year ended December 31, 2021 for proceeds of $339.

The assumptions used to calculate the fair value of options granted during the years ended December 31, 2021, 2020, and 2019 under the BSM were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Expected dividends	—%	—%	—%
Expected volatility	70-80%	95%	90%
Risk-free interest rate	0.9-1.4%	0.4-0.7%	1.9-2.5%
Expected term	6.0 years	5.9 years	5.9 years
Weighted average fair value	$5.64	$3.06	$5.54

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of options granted to non-employees equals the contractual life of the options.

Expected Volatility — Due to the Company’s limited operating history and a lack of Company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company has also applied some limited weighting to its own volatility.

Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options.

Expected Dividend — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

Fair value of Common Stock —The Company uses the closing stock price on the date of grant for the fair value of the common stock.

A summary of activity for RSAs is as follows:

Restricted Stock Awards	Number of shares
Unvested as of January 1, 2021	7,595
Issued	—
Vested	(7,595)
Forfeited/Cancelled	—
Unvested as of December 31, 2021	—

The grant date fair value per share for the RSA issued in 2020 was $3.95. No RSAs were issued in 2021 or 2019. The fair value of the RSAs vested during the years ended December 31, 2021, 2020 and 2019 was $30, $30 and $66, respectively.

As of December 31, 2021, there was a total of $6,025 of unrecognized compensation costs related to non-vested stock option awards.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

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

The Company recorded an expense of $73, $71 and $112 in 2021, 2020 and 2019, respectively, related to the ESPP. The weighted average grant date fair value of share awards in 2021, 2020 and 2019 was $2.50, $2.32 and $2.56 per share, respectively. Employees contributed $205 and $115 to the ESPP during 2021 and 2020, respectively. Of these amounts, $22 and $18 at December 31, 2021 and 2020, respectively, is included in accrued liabilities in the accompanying balance sheets.

Note 9 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at December 31, 2021, 2020 and 2019 were 4,286,687, 3,371,489 and 3,590,465, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019

Net loss	$(1,955)	$(27,970)	$(18,320)
Weighted average common shares outstanding (basic and diluted)	25,207,299	21,010,058	17,760,761
Net loss per common share (basic and diluted)	$(0.08)	$(1.33)	$(1.03)

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. In April 2021, Harrow sold 1,518,000 shares of the Eton common stock it owned in an underwritten public offering. As of December 31, 2021, Harrow owned 1,982,000 shares of Eton’s common shares which represents 8.0% of the Company’s common shares outstanding. The Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. In July 2018, the Company determined that one of the products was not viable for its portfolio of product opportunities and cancelled the licensing agreement whereby Harrow retains the product rights.

On May 6, 2019, the Company entered into an Asset Purchase Agreement (the “CT-100 Asset Purchase Agreement”) with Harrow. Pursuant to the CT-100 Asset Purchase Agreement, the Company sold all of its right, title and interest in CT-100 to Harrow, including any such product that incorporates or utilizes its intellectual property rights (a “Product” or, collectively, “Products”). Pursuant to the CT-100 Asset Purchase Agreement, Harrow will make certain payments to the Company upon the achievement of certain development and commercial milestones. In addition, Harrow is required to pay the Company a royalty in the low-single digit percentage range worldwide on a country-by-country basis on net sales for a period of the longer of 15 years from the date of the first commercial sale of a product in a particular country or the time that a valid intellectual property claim on such Product remains in force in the applicable country. The CT-100 Asset Purchase Agreement also contains customary representations, warranties, covenants and indemnities by the parties. To date, there have not been any sales of the CT-100 product and therefore no earned royalties to the Company for this product.

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

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. The Company also held a right of first refusal to obtain the exclusive license rights for geographic areas outside of the United States. Pursuant to the Eyemax Agreement, the Company was responsible for all costs of testing and FDA approval of the product, other than the FDA filing fee which was paid by Eyemax. The Company was also to be responsible for commercializing the product in the United States at its expense. The Company paid Eyemax $250 upon execution of the Eyemax Agreement, which was recorded as a component of R&D expense. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement. There were no amounts due under the terms of the Eyemax Agreement as of December 31, 2021 or 2020.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 — Related Party Transactions (continued)

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,735 of the non-royalty and royalty revenue as of December 31, 2021. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of EM-100, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the EM-100 U.S market share falls below a specified target percentage. There were no amounts due Eyemax under the terms of the Amended Agreement as of December 31, 2021 or 2020.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 11 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

On January 12, 2018, the Company signed an amended lease agreement to lease additional office space adjacent to its current corporate office space in Deer Park, Illinois. The amended lease was scheduled to expire at the end of March 2021. In October 2020, the Company renewed its office lease for a two-year period through March 31, 2023 and recorded $195 in ROU assets and $195 in operating lease liabilities associate with the lease extension. On March 7, 2018, the Company entered into a lease for laboratory space at a complex in Lake Zurich, Illinois. The lease commenced on March 7, 2018 and was scheduled to expire in February 2021. In November 2020, this laboratory lease was extended to June 2021 and was not extended after that date as the Company completed an evaluation its laboratory operations requirements and determined it would discontinue the laboratory activities and outsource its requirements.

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

For the years ended December 31, 2021, 2020 and 2019, the Company recorded $113, $139, and $140, respectively, in rent expense.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the statements of operations was $9, $55 and $55 and $86, $84 and $85 for the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $83 and $131 for years ended December 31, 2021 and 2020, respectively. The ROU asset amortization for years ended December 31, 2021, 2020 and 2019 was $88, $129 and $121, respectively, and is reflected in depreciation and amortization in the Company’s statements of cash flows. As of December 31, 2021, the weighted-average remaining lease term was 1.25 years, and the weighted-average discount rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2021:

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$104
Total leased assets		$104
Liabilities
Operating lease liabilities, current	Accrued liabilities	$84
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	15
Total operating lease liabilities		$99

The Company’s future annual lease commitments as of December 31, 2021 are as indicated below:

	Total	2022	2023	Thereafter
Undiscounted lease payments	$102	$87	$15	$—
Less: Imputed interest	(3)
Total lease liabilities	$99

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12 – Income Taxes

The provision for income taxes for the Company consists of the following for the years ended December 31, 2021, 2020 and 2019:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—

Deferred:
Federal	460	6,020	3,961
State	185	2,151	1,415
Change in valuation allowance	(645)	(8,171)	(5,376)
Total deferred expense	—	—	—
Total provision	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Net operating losses	$15,871	$16,250
Stock-based expenses	2,135	1,257
Accruals and other	542	396
Total deferred tax assets	18,548	17,903
Valuation allowance	(18,548)	(17,903)
Net deferred tax assets	$—	$—

Based on the uncertainty of future taxable income at this time management believes a 100% valuation reserve for the $18,548 and $17,903 deferred tax assets at December 31, 2021 and 2020, respectively, is appropriate.

A reconciliation of the statutory federal tax rate to effective tax rate is shown below:

	Year ended December 31	Year ended December 31,	Year ended December 31,
	2021	2020	2019
Benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
Permanent items (primarily warrants and stock compensation)	(2.5)	(0.5)	(0.6)
State tax benefit	(9.5)	(7.7)	(7.7)
Federal rate change	—	—	—
Other items	—	—	—
Establishment of valuation allowance	33.0	29.2	29.3
Income tax expense	—%	—%	—%

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12 – Income Taxes (continued)

The Company has a federal and state NOL carryforward of $55,675 as of December 31, 2021. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017 in the amount of $50,023 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017 in the amount of $5,652 will expire in 2037. The state NOL carry forward will begin to expire in 2029.

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

Note 13 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the years ended December 31, 2021, 2020 and 2019, the Company made $154, $117 and $113, respectively, in matching contributions.

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

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and subsequently received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company is responsible for marketing activities and Sintetica is responsible for development, manufacturing, and the regulatory activities related to approval. The Company paid Sintetica a licensing payment of $2,000 upon execution of the ET-202 License Agreement and $750 upon the commencement of commercial product shipments. Sintetica supplies Biorphen to the Company at its direct costs and the Company retains 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term from the first commercial sale of Biorphen which occurred in November 2019. There was a gross loss for Biorphen for the years ended December 31, 2021 and 2020 due to slower than anticipated sales and a product price reduction through the Company’s wholesale customers.

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ephedrine HCl (brand name Rezipres®), an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement which was refunded to Eton in early 2020 due to the FDA not accepting the ET-203 file submission by Sintetica. The Rezipres product was successfully resubmitted in late 2020 and the Company paid a $600 milestone fee in July 2021 and will pay $750 upon the commercial sale of the product. Sintetica supplies Rezipres to the Company at its direct costs. The Company will retain 5% of net sales as a marketing fee. Sintetica will be entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 14 — Commitments and Contingencies (continued)

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine were developed by the Company and its various product candidate development partners and the Company subsequently sold all its rights and interests in these three products to Azurity in 2021. The Company has recognized $17,000 in milestone revenues to date from these three products and may receive up to $25,000 in additional milestone revenues related to FDA product approvals and the future sales levels for the products.

During the years ended December 31, 2021, 2020 and 2019, the Company worked with Tulex Pharmaceuticals, Inc. (“Tulex”) as a third-party contract manufacturer to develop an oral solution for Topiramate (fka ET-101) which targets a neurological condition. The Company subsequently filed the product with the FDA in October 2020 and paid a $1,438 filing fee. In November 2021, the product received approval from the FDA and was launched by Azurity in December 2021. The Company recognized a $5,000 milestone revenue at launch which was reflected in accounts receivable on the Company’s balance sheet at December 31, 2021 and subsequently collected in January 2022.

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

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to Lamotrigine, an oral suspension product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company was to be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,450 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. If Aucta successfully completes a Lamotrigine product line extension product, Eton will pay $1,500 upon FDA acceptance of the product filing, $1,500 upon FDA approval and commercial sales of the extension product candidate and $450 if the intellectual property for the extension product is transferred to Azurity. Aucta will be entitled to receive milestone payments from the Company of up to $3,000 based on commercial success of the product, including:

●	$1,000 when net sales exceed $10 million in a calendar year
●	$2,000 when net sales exceed $20 million in a calendar year

Azurity will assume royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 14 — Commitments and Contingencies (continued)

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

On June 15, 2021, the Company acquired U.S. and Canadian rights to Crossject’s ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The Company expects to submit the New Drug Application (NDA) to the FDA in 2023 and plans to request orphan drug designation. The Company paid Crossject $500 upon signing and could pay up to $4,500 in development milestones and up to $6,000 in commercial milestones, as well as a 10% royalty on net sales.

On October 28, 2021, the Company acquired the U.S. marketing rights to Carglumic Acid Tablets. The product’s Abbreviated New Drug Application (“ANDA”), which is owned by Novitium Pharma, was approved by the FDA on October 12, 2021. The product is an AB-rated, substitutable generic version of Carbaglu®. The Company paid $3,250 upon signing and will retain 50% of future product profits with the balance being distributed to the licensor and manufacturer.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 or 2020.

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

As of December 31, 2021, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1) Index to Financial Statements

The following financial statements of Eton Pharmaceuticals, Inc. and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(3) Exhibits

The following exhibits have been filed or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
4.1	Specimen Certificate representing shares of common stock of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.2	Warrant dated May 4, 2017 issued to Liquid Patent Advisors, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.3	Warrant dated June 26, 2017 issued to National Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.5	Warrant dated November 13, 2019 issued to SWK Holdings LLC. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 5, 2020).
10.1	Registration Rights Agreement dated June 19, 2017 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

Exhibit No.	Description
10.2†	Asset Purchase Agreement (DS-200) dated June 23, 2017 between Selenix, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.3†	Exclusive Development and Supply Agreement (DS-100) dated July 9, 2017 between Andersen Pharma, LLC and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.4	Amended and Restated Agreement relating to sales and marketing dated February 18, 2019 between the Registrant and Eyemax, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
10.5†	Sales/Marketing Agreement (DS-300) dated November 17, 2017 by and among AL Pharma, Inc., SCS National, LLC, Dry Creek Project, LLC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.6+	Eton Pharmaceuticals, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.7+	Offer Letter Agreement by and between the Registrant and Sean E. Brynjelsen, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.8+	Offer Letter Agreement by and between the Registrant and W. Wilson Troutman, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.9	Exclusive License and Supply Agreement (ET-103) dated August 3, 2018 between the Registrant, Liqmeds Worldwide Limited and LM Manufacturing, Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.10+	Eton Pharmaceuticals, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.11+	2018 Equity Incentive Plan as amended December 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 16, 2021).

Exhibit No.	Description
10.12+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.13	Amendment No. 1 dated August 29, 2018 to Sales/Marketing Agreement (DS-300) dated November 17, 2017 between AL Pharma, Inc. and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.14.	Credit Agreement dated as of November 13, 2019, by and among the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 5, 2020).
23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
*	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

March 16, 2022	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. Wilson Troutman
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

Signature	Title	Date

/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director	March 16, 2022
Sean E. Brynjelsen	(Principal Executive Officer)

/s/ W. Wilson Troutman	Chief Financial Officer, Treasurer and Secretary	March 16, 2022
W. Wilson Troutman	(Principal Financial and Accounting Officer)

/s/ Jennifer M. Adams	Director	March 16, 2022
Jennifer M. Adams

/s/ Charles J. Casamento	Director	March 16, 2022
Charles J. Casamento

/s/ Paul V. Maier	Director	March 16, 2022
Paul V. Maier

/s/ Norbert G. Riedel, Ph.D.	Director	March 16, 2022
Norbert G. Riedel, Ph.D.

