Form 10-Q
period 2022-03-31
Eton Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, Eton Pharmaceuticals, Inc. had outstanding 25,224,452 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,229	$14,406
Accounts receivable, net	796	5,471
Inventories	510	550
Prepaid expenses and other current assets	2,216	3,177
Total current assets	18,751	23,604

Property and equipment, net	109	115
Intangible assets, net	4,240	3,621
Operating lease right-of-use assets, net	84	104
Other long-term assets, net	12	21
Total assets	$23,196	$27,465

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,131	$1,774
Current portion of long-term debt	—	1,418
Accrued liabilities	1,351	1,366
Total current liabilities	3,482	4,558

Long-term debt, net of discount and including accrued fees	6,331	5,262
Operating lease liabilities, net of current portion	—	15

Total liabilities	9,813	9,835

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 24,626,004 shares issued and outstanding at March 31, 2022 and December 31, 2021	25	25
Additional paid-in capital	112,801	111,718
Accumulated deficit	(99,443)	(94,113)
Total stockholders’ equity	13,383	17,630

Total liabilities and stockholders’ equity	$23,196	$27,465

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2022	2021
Revenues:
Licensing revenue	$—	$11,500
Product sales and royalties	2,176	397
Total net revenues	2,176	11,897

Cost of sales
Licensing revenue	—	1,500
Product sales and royalties	718	90
Total cost of sales	718	1,590

Gross profit	1,458	10,307

Operating expenses:
Research and development	1,618	886
General and administrative	4,927	4,058
Total operating expenses	6,545	4,944

(Loss) income from operations	(5,087)	5,363

Other expense:
Interest and other expense, net	(243)	(247)

(Loss) income before income tax expense	(5,330)	5,116

Income tax expense	—	—

Net (loss) income	$(5,330)	$5,116
Net (loss) income per share, basic	$(0.21)	$0.21
Net (loss) income per share, diluted	$(0.21)	$0.19
Weighted average number of common shares outstanding, basic	25,301	24,453
Weighted average number of common shares outstanding, diluted	25,301	26,547

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

Stock-based compensation	—	—	1,083	—	1,083

Net loss	—	—	—	(5,330)	(5,330)

Balances at March 31, 2022	24,626,004	$25	$112,801	$(99,443)	$13,383

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	673	—	673

Stock option exercises	75,000	—	103	—	103

Warrant exercises	94,808	—	—	—	—

Net income	—	—	—	5,116	5,116
Balances at March 31, 2021	24,482,616	$24	$108,573	$(87,042)	$21,555

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities
Net (loss) income	$(5,330)	$5,116

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,083	673
Depreciation and amortization	181	155
Debt discount amortization	36	36
Changes in operating assets and liabilities:
Accounts receivable	4,675	(252)
Inventories	40	(106)
Prepaid expenses and other assets	961	(846)
Accounts payable	(393)	(583)
Accrued liabilities	(30)	(478)
Net cash provided by operating activities	1,223	3,715

Cash used in investing activities
Purchases of property and equipment	(15)	—
Net cash used in investing activities	(15)	—

Cash flows from financing activities
Repayment of long-term debt	(385)	—
Proceeds from employee stock option exercises	—	103
Net cash (used in) provided by financing activities	(385)	103

Change in cash and cash equivalents	823	3,818
Cash and cash equivalents at beginning of period	14,406	21,295
Cash and cash equivalents at end of period	$15,229	$25,113

Supplemental disclosures of cash flow information
Cash paid for interest	$215	$214
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities:
Payable for product license fee	$750	$—

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

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative products to treat rare diseases. The Company seeks to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs. Eton pursues what it perceives to be low-risk product candidates where existing published literature, historical clinical trials, or physician usage has established safety and/or efficacy of the molecule, thereby reducing the incremental clinical burden required for the Company to bring the product to patients.

The Company’s Biorphen® product was approved by the FDA in October 2019 and sales commenced for this product at the end of 2019. Eton’s EM-100 product was sold to Bausch Health and the product was approved by the FDA in September 2020. Bausch Health launched this product under the name of Alaway® Preservative Free in January 2021 and Eton receives royalties from the sale of the product. The Company acquired the licensing rights to Alkindi Sprinkle® and this product was approved by the FDA in October 2020 and launched in December 2020. The Company entered into a co-promotion agreement with Tolmar Pharmaceuticals in November 2021 whereby Tolmar will promote Alkindi Sprinkle through its salesforce in exchange for a royalty on net sales. In February 2021, the Company sold three pediatric neurology products it had under development to Azurity Pharmaceuticals (“Azurity”) and anticipates additional revenues from Azurity based on various product-related milestones including the commercial launch for two of these products which are currently under review with the FDA. Azurity launched one of the three products, Eprontia, in December 2021. In addition, the Company launched Carglumic Acid tablets in December 2021 as the first and only FDA-approved generic version of Carbaglu®. In March 2022, the Company’s U.S. marketing partner, XGen Pharmaceuticals (“XGen”) launched Rezipres® (a ready-to-use form of injectable ephedrine) and the Company receives a profit share on the sale of the Rezipres product.

Note 2 — Liquidity Considerations

To date, the Company has generated revenues from six products and expects further growth in 2022 and beyond in accordance with additional market penetration from these products plus revenues from licensing and additional products where it anticipates FDA approval.

The Company currently believes its existing cash and cash equivalents of $15,229 as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the periods ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2022 and 2021 are also unaudited. The results for the three-month period ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of March 31, 2022, all of the Company’s cash is in a non-interest bearing account due to the current low-interest rate environment. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $132 and $96 as of March 31, 2022 and December 31, 2021, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at March 31, 2022 and December 31, 2021 consist solely of purchased finished goods. At March 31, 2022 and December 31, 2021 inventories are shown net of a reserve for its Biorphen product of $1,284 and $1,414, respectively due to the risk of expiry before this entire stock of inventories is sold.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on the FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. A $750 payment related to the approval of the Company’s Biorphen product in 2019 has been capitalized and that cost is being amortized over five years. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. During the first quarter of 2022, the Company capitalized a $750 fee for its Rezipres product and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $510 of accumulated amortization as of March 31, 2022. The Company recorded $131 of amortization expense for the three months ended March 31, 2022. The table below shows the estimated remaining amortization for these products for each of the five years from 2022 to 2026 and thereafter.

Year	Amortization Expense
Remainder of 2022	469
2023	625
2024	600
2025	475
2026	475
Thereafter	1,596
Total estimated amortization expense	4,240

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

Debt Issuance Costs and Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

Revenues for the three months ended March 31, 2022 consisted of $2,153 of product sales and $23 in royalty revenue. Revenues for the three months ended March 31, 2021 reflected $11,500 of licensing milestone fees, $254 in product sales and $143 in royalty revenue.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month period ended March 31, 2022 common stock equivalents of 5,110,852 are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three-month period ended March 31, 2021, common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and warrants were 2,093,952 and excluded 729,692 shares that were anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director. Basic weighted average shares for the three months ended March 31, 2022 include 600,000 vested warrants to purchase common shares. As the shares underlying these warrants can be purchased for little to no consideration ($0.01 per share exercise price), they are included in the computation of basic earnings per share.

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt obligation. The carrying amounts of these financial instruments, except for the long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt obligation approximates its fair value.

Impact of New Accounting Pronouncements

There were no new accounting pronouncements issued by the FASB during the period that would apply to the Company would have a material impact on its financial position or results of operations.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Computer hardware and software	$167	$157
Furniture and fixtures	111	106
Equipment	132	132
Leasehold improvements	71	71
	481	466
Less: accumulated depreciation	(372)	(351)
Property and equipment, net	$109	$115

Depreciation expense for the three-month periods ended March 31, 2022 and 2021 was $21 and $84, respectively. The decrease in depreciation expense was associated with the closure of the Company’s laboratory facility and sale of its equipment in 2021.

Note 5 — Long Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock, the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company was required to maintain a minimum cash balance of $3,000, only pay interest on the debt until February 2022 and then pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

In connection with the initial $5,000 borrowed in November 2019, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock with an exercise price of $5.86 per share. The relative fair value of these 51,239 warrants was $226 and was estimated using BSM with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%.

In connection with the additional $2,000 borrowed in August 2020, the Company issued warrants for 18,141 shares of its common stock at an exercise price of $6.62 per share. The relative fair value of the 18,141 warrants was $94 and was estimated using BSM with the following assumptions: fair value of the Company’s common stock at issuance of $6.85 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 0.4%.

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

Interest expense of $247 was recorded during the three months ended March 31, 2022, which included $36 of debt discount amortization. Interest expense of $264 was recorded during the three months ended March 31, 2021, which included $36 of debt discount amortization. As of March 31, 2022, $129 of accrued interest is included in accrued liabilities.

On April 5, 2022, the Company and SWK entered into an amendment to the SWK Credit Agreement which allowed for a deferral of loan principal payments until May 2023 and reduced the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified all the loan principal as long-term in its balance sheet at March 31, 2022.

The table below reflects the future payments for the SWK loan principal and interest as of March 31, 2022.

Amount
2022	$499
2023	1,676
2024	6,452
Total payments	8,627
Less: amount representing interest	(2,012)
Loan payable, gross	6,615
Less: unamortized discount	(284)
Long-term debt, net of unamortized discount	$6,331

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

The Company did not have any stock issuance activity for the three-month period ended March 31, 2022. During the three months ended March 31, 2021, the Company issued 75,000 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). During the three months ended March 31, 2021, a holder of the Company’s common stock warrants exercised 135,650 warrants on a cashless basis and the Company issued 94,808 shares of its common stock in connection with the warrant exercise. The intrinsic value of that warrant exercise was $806.

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2022 are summarized in the table below.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (the “2018 Plan”), as amended, which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 443,888 shares available for future issuance under the 2018 Plan as of March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, the Company’s total stock-based compensation expense was $1,083 and $673, respectively. Of these amounts, $995 and $581 was recorded in general and administrative expenses, respectively, and $88 and $92 was recorded in research and development expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	3,513,719		$5.22	7.9	$2,711
Issued	1,123,770		$3.79
Exercised	—	$
Forfeited/Cancelled	(45,312)		$5.90
Options outstanding as of March 31, 2022	4,592,177		$4.86	8.2	$3,474
Options exercisable at March 31, 2022	2,301,894		$4.48	7.2	$2,444
Options vested and expected to vest at March 31, 2022	4,542,177		$4.90	8.2	$3,325

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at March 31, 2022 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of March 31, 2022, there was a total of $7,566 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the three-month period ended March 31, 2022 was $2.36 per share. There were no stock option exercises during the three-month period ended March 31, 2022. In the three-month period ended March 31, 2021, stock option exercises totaled 75,000 shares at an exercise price of $1.38 per share with an intrinsic value of $416.

In December 2018, the Company’s board of directors adopted an initial offering of the Company’s common stock under the Company’s 2018 Employee Stock Purchase Plan (the “ESPP”). The Company’s ESPP provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2022, there were 630,180 shares available for issuance under the ESPP.

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

In accordance with the June and December stock purchase periods for the ESPP, there were no share issuances in the first three months of 2022 or 2021. The weighted average grant date fair value of share awards in 2022 and 2021 was $1.37 and $2.29, respectively. Employees contributed $108 and $80 via payroll deductions during the three months ended March 31, 2022 and 2021, respectively. The Company recorded an expense of $45 and $19 related to the ESPP in the three-month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the accompanying condensed balance sheets include $130 and $22, respectively, in accrued liabilities for remaining employee ESPP contributions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Related Party Transactions

Harrow

Harrow was issued 3,500,000 shares of the Company’s common stock at the formation of the Company at the $0.001 par value per share price as the paid-in-capital contribution from Harrow. In April 2021, Harrow sold 1,518,000 shares of the Eton common stock it owned in an underwritten public offering. As of March 31, 2022, Harrow owned 1,982,000 shares of Eton’s common shares which represents 8.0% of the Company’s common shares outstanding. The Company and Harrow signed licensing agreements for two products developed by Harrow whereby Harrow assigned the product rights to the Company. In July 2018, the Company determined that one of the products was not viable for its portfolio of product opportunities and cancelled the licensing agreement whereby Harrow retains the product rights.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Related Party Transactions (continued)

Chief Executive Officer

The CEO has a partial interest in a company that the Company has partnered with for its EM-100/Alaway PF eye allergy product as described below.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,757 of the non-royalty and royalty revenue as of March 31, 2022. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the product’s U.S market share falls below a specified target percentage.

There were no amounts due to Eyemax under the terms of the Amended Agreement as of March 31, 2022 or December 31, 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $21, respectively, for the three months ended March 31, 2022 and $9 and $21, respectively, for the three months ended March 31, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $20 for the three months ended March 31, 2022. The ROU asset amortization for the three-month periods ended March 31, 2022 and 2021 was $20 and $29, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of March 31, 2022, the weighted-average remaining lease term was 1.0 years, and the weighted-average incremental borrowing rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2021 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$84
Total leased assets		$84
Liabilities
Operating lease liabilities, current	Accrued liabilities	$79
Total operating lease liabilities		$79

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of March 31, 2022 is as indicated below:

	Total	2022	2023	2024	Thereafter
Undiscounted lease payments	$81	66	15	—	—
Less: Imputed interest	(2)
Total lease liabilities	$79

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

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ephedrine HCl (brand name Rezipres®), an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Sintetica a licensing payment of $1,000 upon execution of the ET-203 License Agreement which was refunded to Eton in early 2020 due to the FDA not accepting the ET-203 file submission by Sintetica. The Rezipres product was successfully resubmitted in late 2020 and the Company paid a $600 milestone fee in July 2021 and paid $750 in April 2022 after the first commercial sale of the product in March 2022. Sintetica supplies Rezipres to the Company at its direct costs. The Company retains 5% of net sales as a marketing fee. Sintetica is entitled to receive the first $500 of product profits. All additional profit will be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product which occurred in March 2022.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with Liqmeds Worldwide Limited (“LMW”) for Zonisamide oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company is responsible for regulatory and marketing activities and LMW is responsible for development and manufacturing of ET-104. The Company paid the licensor $350 upon execution of the Agreement and an additional $350 after receiving successful bioequivalence study results, and $325 upon the FDA’s acceptance of the NDA for review and will pay $325 upon FDA approval of the NDA, $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 were achieved within a calendar year. In addition, the Company was required to pay the licensor 35% of the net profit from product sales. The Agreement was for an initial term of 10 years from the date of the first commercial sale of the product. The Company was to retain sole ownership of the NDA after expiration of the Agreement.

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

Azurity has assumed royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

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

On June 15, 2021, the Company acquired U.S. and Canadian rights to Crossject’s ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The Company expects to submit the New Drug Application (NDA) to the FDA in 2023 and plans to request orphan drug designation. The Company paid Crossject $500 upon signing, $500 in March 2022 upon a completion of a successful technical batch which is reflected as a component of research & development expense in the Company’s condensed statements of operations for the period ended March 31, 2022, and could pay up to $4,000 in additional development milestones and up to $6,000 in commercial milestones, as well as a 10% royalty on net sales.

On October 28, 2021, the Company acquired the U.S. marketing rights to Carglumic Acid Tablets. The product’s Abbreviated New Drug Application (“ANDA”), which is owned by Novitium Pharma, was approved by the FDA on October 12, 2021. The product is an AB-rated, substitutable generic version of Carbaglu®. The Company paid $3,250 upon signing and retains 50% of the product profits with the balance being distributed to the licensor and manufacturer. The Company launched this product in December 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2022 or December 31, 2021.

Note 12 — Subsequent Events

On April 5, 2022, the Company amended its SWK Credit Agreement with SWK Holding Corporation (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “2021 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2021 10-K.

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

Results of Operations

For the three months ended March 31, 2022, we had $2,176 in revenue from product sales and royalties which generated a gross profit of $1,458. We had total revenue of $11,897 for the three-month period ended March 31, 2021 which reflected Azurity and Bausch milestone revenues for $11,000 plus product sales and royalty revenues which generated a total gross profit of $10,307 for the period.

Research and Development Expenses

For the three months ended March 31, 2022 we incurred $1,618 of research and development expenses (“R&D”) as compared to the $886 for the same period in 2021. The increase was primarily due to a $500 technical batch milestone fee to Crossject for Zeneo hydrocortisone autoinjector development and continued development efforts for our other new product candidates.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended March 31, 2022 and 2021, we incurred $4,927 and $4,058, respectively, of G&A expenses. The $869 increase in G&A expense was mainly due to increased compensation expenses to support our product sales growth and increased legal expenses on our Paragraph IV patent challenge related to L-Cysteine, partially offset by reduced product marketing expenses related to Alkindi Sprinkle commercialization.

Liquidity and Capital Resources

As of March 31, 2022, we had total assets of $23.2 million, cash and cash equivalents of $15.2 million and working capital of $15.3 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018 and also the IPO which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019 whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of our common stock, and in October 2020, we received net proceeds of approximately $21.0 million from a public offering of our common stock at an offering price of $7.00 per share. We believe that our existing funding, revenues from our approved products and additional milestone payments expected to be paid in 2022 will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2022 and 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net cash provided by operating activities	$1,223	$3,715
Cash used in investing activities	(15)	—
Cash flows (used in) provided by financing activities	(385)	103
Change in cash and cash equivalents	$823	$3,818

The decrease in cash provided by operating activities was mainly a result of the net income in the 2021 period partially offset by changes in working capital as compared to the net loss in the 2022 period and favorable working capital changes – in particular, the collection of the $5,000 milestone from Azurity related to the December 2021 product launch for EPRONTIA®. The 2022 financing activity was an initial payment on our loan principal (see Note 5) whereas the 2021 financing activity was the result of stock option exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2022, all of our cash is in a non-interest bearing account due to the current low-interest rate environment. We do not currently have exposure to foreign currency risk.

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

With respect to the three-month period ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2021 10-K, which was filed with the SEC on March 16, 2022, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement by and among the Company, the Lenders party thereto, and SWK Funding LLC , as administrative agent dated as of November 13, 2019 and conformed through Third Amendment dated as of April 5, 2022.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

May 12, 2022	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)

