Form 10-Q
period 2022-06-30
Eton Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, Eton Pharmaceuticals, Inc. had outstanding 25,297,037 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,046	$14,406
Accounts receivable, net	834	5,471
Inventories	531	550
Prepaid expenses and other current assets	1,365	3,177
Total current assets	19,776	23,604

Property and equipment, net	87	115
Intangible assets, net	3,108	3,621
Operating lease right-of-use assets, net	63	104
Other long-term assets, net	12	21
Total assets	$23,046	$27,465

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,299	$1,774
Current portion of long-term debt	364	1,418
Accrued liabilities	2,149	1,366
Total current liabilities	3,812	4,558

Long-term debt, net of discount and including accrued fees	5,992	5,262
Operating lease liabilities, net of current portion	—	15

Total liabilities	9,804	9,835

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,272,037 and 24,626,004 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	25	25
Additional paid-in capital	114,218	111,718
Accumulated deficit	(101,001)	(94,113)
Total stockholders’ equity	13,242	17,630

Total liabilities and stockholders’ equity	$23,046	$27,465

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Licensing revenue	$5,000	$2,500	$5,000	$14,000
Product sales and royalties	2,358	567	4,534	964
Total net revenues	7,358	3,067	9,534	14,964

Cost of sales:
Licensing revenue	990	—	990	1,500
Product sales and royalties	1,755	174	2,604	301
Total cost of sales	2,745	174	3,594	1,801

Gross profit	4,613	2,893	5,940	13,163

Operating expenses:
Research and development	690	1,990	2,308	2,876
General and administrative	5,263	3,228	10,059	7,249
Total operating expenses	5,953	5,218	12,367	10,125

(Loss) income from operations	(1,340)	(2,325)	(6,427)	3,038

Other (expense) income:
Interest and other expense, net	(218)	(237)	(461)	(484)
Gain on PPP loan forgiveness	—	365	—	365
Gain on equipment sale	—	181	—	181

(Loss) income before income tax expense	(1,558)	(2,016)	(6,888)	3,100

Income tax expense	—	—	—	—

Net (loss) income	$(1,558)	$(2,016)	$(6,888)	$3,100
Net loss (income) per share, basic	$(0.06)	$(0.08)	$(0.28)	$0.12
Net loss (income) per share, diluted	$(0.06)	$(0.08)	$(0.28)	$0.12
Weighted average number of common shares outstanding, basic	25,126	25,211	24,915	25,133
Weighted average number of common shares outstanding, diluted	25,126	25,211	24,915	26,486

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2022	24,626,004	$25	$112,801	$(99,443)	$13,383

Stock-based compensation	—	—	1,056	—	1,056

Employee stock purchase plan	47,585	—	117	—	117

Warrant exercises	598,448	—	—	—	—

Warrant extensions	—	—	244	—	244

Net loss	—	—	—	(1,558)	(1,558)

Balances at June 30, 2022	25,272,037	$25	$114,218	$(101,001)	$13,242

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2021	24,482,616	$24	$108,573	$(87,042)	$21,555

Stock-based compensation	—	—	836	—	836

Stock option exercises	63,233	1	226	—	227

Employee stock purchase plan	29,326	—	134	—	134

Common stock issued related to restricted stock units	25,000	—	—	—	—

Net loss	—	—	—	(2,016)	(2,016)

Balances at June 30, 2021	24,600,175	$25	$109,769	$(89,058)	$20,736

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

Stock-based compensation	—	—	2,139	—	2,139

Employee stock purchase plan	47,585	—	117	—	117

Warrant exercises	598,448	—	—	—	—

Warrant extensions	—	—	244	—	244

Net loss	—	—	—	(6,888)	(6,888)

Balances at June 30, 2022	25,272,037	$25	$114,218	$(101,001)	$13,242

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	1,509	—	1,509

Stock option exercises	138,233	1	329	—	330

Employee stock purchase plan	29,326	—	134	—	134

Common stock issued related to restricted stock units	25,000	—	—	—	—

Warrant exercises	94,808	—	—	—	—

Net income	—	—	—	3,100	3,100

Balances at June 30, 2021	24,600,175	$25	$109,769	$(89,058)	$20,736

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from operating activities
Net (loss) income	$(6,888)	$3,100

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	2,383	1,509
Depreciation and amortization	1,352	240
Debt discount amortization	66	73
Gain on forgiveness of debt	—	(365)
Gain on sale of equipment	—	(181)
Changes in operating assets and liabilities:
Accounts receivable	4,637	(255)
Inventories	19	—
Prepaid expenses and other assets	1,827	419
Accounts payable	(475)	(822)
Accrued liabilities	763	(372)
Net cash provided by operating activities	3,684	3,346

Cash (used in) provided by investing activities
Proceeds from sale of equipment	—	700
Purchase of product license rights	(750)	—
Purchases of property and equipment	(26)	(3)
Net cash (used in) provided by investing activities	(776)	697

Cash flows from financing activities
Repayment of long-term debt	(385)	—
Proceeds from employee stock option exercises and ESPP	117	464
Net cash (used in) provided by financing activities	(268)	464

Change in cash and cash equivalents	2,640	4,507
Cash and cash equivalents at beginning of period	14,406	21,295
Cash and cash equivalents at end of period	$17,046	$25,802

Supplemental disclosures of cash flow information
Cash paid for interest	$378	$424

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 1 — Company Overview

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative products to address unmet needs in patients suffering from rare diseases. The Company seeks to improve the formula, delivery system, or safety of existing molecules in order to address unmet patient needs.

The Company currently commercializes two rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency and Carglumic Acid for the treatment of acute hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and has two additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, and the ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis.

In addition, the Company is entitled to royalties or milestone payments from six FDA-approved products that the Company developed and out-licensed. The products include Alaway® Preservative Free, EPRONTIA™, Cysteine Hydrochloride, Zonisade®, Biorphen®, and Rezipres®.

Note 2 — Liquidity Considerations

To date, the Company has generated revenues from ten products and expects further growth in 2022 and beyond in accordance with additional market penetration from these products plus revenues from licensing and additional products where it anticipates FDA approval.

The Company currently believes its existing cash and cash equivalents of $17,046 as of June 30, 2022 along with revenues from approved products and additional milestone payments expected to be paid in 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth, completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations might need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the periods ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three-month and six-month periods ended June 30, 2022 and 2021 are also unaudited. The results for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of June 30, 2022, the Company’s cash is in a non-interest bearing account as well as a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $404 and $96 as of June 30, 2022 and December 31, 2021, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at June 30, 2022 and December 31, 2021 consist solely of purchased finished goods. At June 30, 2022 and December 31, 2021 inventories are shown net of a reserve for its Biorphen product of $1,265 and $1,414, respectively, due to the risk of expiry before this entire stock of inventories is sold.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on the FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019 and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s Laboratories S.A. (“Dr. Reddy’s”) (see Note 11), amortization of that asset was accelerated to record $275 in June 2022 with $75 remaining to be amortized through December 31, 2022. A $750 payment related to the approval of Rezipres had been capitalized in Q1 2022 and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. The intangible assets, net on the Company’s balance sheet reflected $1,642 of accumulated amortization as of June 30, 2022. The Company recorded $1,132 and $1,263, respectively, of amortization expense for the three and six months ended June 30, 2022. For the three and six-month periods ended June 30, 2022 and 2021, the Company reclassified certain amortization expense of intangible assets from general and administrative expenses to cost of sales to conform with the current period presentation. The table below shows the estimated remaining amortization for these products for each of the five years from 2022 to 2026 and thereafter.

Year	Amortization Expense
Remainder of 2022	$238
2023	325
2024	325
2025	325
2026	325
Thereafter	1,570
Total estimated amortization expense	$3,108

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

The Company sells its Alkindi Sprinkle and Carglumic Acid product to one pharmacy distributor customer which provides order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

For its Alkindi Sprinkle and Carglumic Acid products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, the Company pays fees to wholesalers for their distribution services, inventory reporting and chargeback processing. The Company pays GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from its product sales, and accordingly it applies these amounts to reduce revenues. Wholesalers also have rights to return unsold product nearing or past the expiration date. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although Alkindi Sprinkle and Carglumic Acid sales are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company stores its Alkindi Sprinkle and Carglumic Acid inventory at its pharmacy distributor customer location, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

Upon recognition of revenue from product sales, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees are included in sales reserves, accrued liabilities and net accounts receivable. The Company monitors actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from its estimates, it will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

In addition, the Company anticipates it will receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or for which it has acquired the rights to a product developed by a third party.

Cost of Sales

Cost of sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers, freight and handling/storage costs from the Company’s 3PL logistics service providers, and amortization expense of certain intangible assets. The cost of sales for profit-sharing and royalty fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Cost of sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month and six-month periods ended June 30, 2022, common stock equivalents of 5,557,881 and 5,335,601, respectively, are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three-month period ended June 30, 2021, common stock equivalents of 4,266,079 are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the six-month period ended June 30, 2021, common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs, and warrants were 1,352,879 and excluded 1,624,598 shares that were anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021
Computer hardware and software	$177	$157
Furniture and fixtures	112	106
Equipment	52	132
Leasehold improvements	71	71
	412	466
Less: accumulated depreciation	(325)	(351)
Property and equipment, net	$87	$115

Depreciation expense for the three months ended June 30, 2022 and 2021 was $18 and $24, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $39 and $108, respectively. The decrease in depreciation expense was associated with the closure of the Company’s laboratory facility and sale of its equipment in 2021.

Note 5 — Long Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding its EM-100/Alaway Preservative-Free eye allergy product (“EM-100”). In March 2020, in conjunction with the Company’s Alkindi Sprinkle product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock, the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and Alkindi Sprinkle which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings were at an interest rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee was assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company was required to maintain a minimum cash balance of $3,000, only pay interest on the debt until February 2022 and then pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

Interest expense of $466 was recorded during the six months ended June 30, 2022, which included $66 of debt discount amortization. Interest expense of $513 was recorded during the six months ended June 30, 2021, which included $73 of debt discount amortization. As of June 30, 2022, $156 of accrued interest is included in accrued liabilities.

On April 5, 2022, the Company and SWK entered into an amendment to the SWK Credit Agreement which allowed for a deferral of loan principal payments until May 2023 and reduced the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $364 as principal due in the next 12 months and the remainder classified as long-term debt in its balance sheet at June 30, 2022.

The table below reflects the future payments for the SWK loan principal and interest as of June 30, 2022.

Amount
Remainder of 2022	$336
2023	1,676
2024	6,452
Total payments	8,464
Less: amount representing interest	(1,849)
Loan payable, gross	6,615
Less: current portion of long-term debt	(364)
Less: unamortized discount	(259)
Long-term debt, net of unamortized discount	$5,992

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the six months ended June 30, 2022, a holder of the Company’s common stock warrants exercised 600,000 warrants on a cashless basis and the Company issued 598,448 shares of its common stock in connection with the warrant exercise. The intrinsic value of the warrant exercise was $2,268. In June 2022, the Company issued 47,585 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at June 30, 2022 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Placement Agent Warrants – 2017 Preferred Stock Offering	467,242	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
Total	950,622	$ 5.18 (Avg)

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

On June 26, 2022, 467,242 warrants from the 2017 preferred stock offering with an exercise price of $3.00 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until December 26, 2022 in exchange for the Company retaining the option of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of $244 that is included in general and administration expense on the Condensed Statements of Operations for the three and six-month periods ending June 30, 2022.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (as amended in December 2020, the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 551,626 shares available for future issuance under the 2018 Plan as of June 30, 2022.

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

To date, all stock options issued have been non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life, except for options to purchase 50,000 shares of the Company’s common stock granted to product consultants in July 2017 that expire within five years if the Company is not able to file certain product submissions to the FDA prior to the five-year expiration date; these options expired in July 2022 unexercised. Furthermore, these option awards to the Company’s product consultants would not vest unless certain product submissions are made to the FDA, and accordingly, the Company has not recorded any expense for these contingently vesting option awards to its product consultants.

The Company’s previous CFO had 474,295 employee stock options with an exercise price range of $1.37 to $8.61 which were set to expire three months after his retirement date of May 31, 2022, however, the Company extended the expiration date to April 10, 2023. No other terms were modified. Due to this modification, the Company incurred a modification expense of approximately $72 that is included in general and administration expense on the Condensed Statements of Operations for the three and six-month periods ended June 30, 2022.

For the three months ended June 30, 2022 and 2021, the Company’s total stock-based compensation expense was $1,300 and $836, respectively. Of these amounts, $1,216 and $691 was recorded in general and administrative expenses, respectively, and $84 and $145 was recorded in research and development expenses, respectively.

For the six months ended June 30, 2022 and 2021, the Company’s total stock-based compensation expense was $2,383 and $1,509, respectively. Of these amounts, $2,211 and $1,272 was recorded in general and administrative expenses, respectively, and $172 and $237 was recorded in research and development expenses, respectively.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	3,513,719	$5.22
Issued	1,248,770	$3.78
Exercised	—	$—
Forfeited/Cancelled	(278,050)	$6.26
Options outstanding as of June 30, 2022	4,484,439	$4.75	8.0	$782
Options exercisable at June 30, 2022	2,575,371	$4.57	7.2	$720
Options vested and expected to vest at June 30, 2022	4,434,439	$4.79	8.0	$720

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at June 30, 2022 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

As of June 30, 2022, there was a total of $5,871 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the six-months ended June 30, 2022 was $2.36 per share. There were no stock option exercises during the six-month period ended June 30, 2022. In the six-month period ended June 30, 2021, stock option exercises totaled 138,233 shares at an average exercise price of $2.39 per share with an intrinsic value of $661.

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of June 30, 2022, there were 582,595 shares available for issuance under the ESPP.

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

For the first six months of 2022 and 2021 there were 47,585 and 29,326 share issuances, respectively, under the ESPP. The weighted average grant date fair value of share awards in the first six months of 2022 and 2021 was $1.32 and $2.83, respectively. Employees contributed $128 and $135 via payroll deductions during the six months ended June 30, 2022 and 2021, respectively. The Company recorded an expense of $70 and $46 related to the ESPP in the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the accompanying condensed balance sheets include $18 and $22, respectively, in accrued liabilities for remaining employee ESPP contributions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Related-Party Transactions

Harrow

The Chief Executive Officer of Harrow Health, Inc. (“Harrow”) was a member of the Company’s board of directors until March 17, 2021 when he retired from service with the board. The Company issued 25,000 shares to the Harrow CEO in April 2021 after his retirement from the Company’s board associated with RSU’s that were previously fully vested. As of June 30, 2022, Harrow owned 1,982,000 shares of Eton’s common shares which represents 7.8% of the Company’s common shares outstanding.

In March 2021, the Company closed its laboratory operation in Lake Zurich, Illinois and in May 2021 it reached an agreement for Imprimis Pharmaceuticals, a subsidiary of Harrow, to purchase its lab equipment for $700 which was $181 above the Company’s net book value of the equipment.

Chief Executive Officer

The CEO has a partial interest in a company that the Company has partnered with for its EM-100/Alaway Preservative Free eye allergy product as described below.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,783 of the non-royalty and royalty revenue as of June 30, 2022. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the product’s U.S market share falls below a specified target percentage.

There were no amounts due to Eyemax under the terms of the Amended Agreement as of June 30, 2022 or December 31, 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $21, respectively, for the three months ended June 30, 2022 and $0 and $22, respectively, for the three months ended June 30, 2021. The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $42, respectively, for the six months ended June 30, 2022 and $9 and $43, respectively, for the six months ended June 30, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $44 for the six months ended June 30, 2022. The ROU asset amortization for the three-month and six-month periods ended June 30, 2022 was $21 and $41, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. The ROU asset amortization for the three and six-month periods ended June 30, 2021 was $20 and $49, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of June 30, 2022, the weighted-average remaining lease term was 0.75 years, and the weighted-average incremental borrowing rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2022 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$63
Total leased assets		$63
Liabilities
Operating lease liabilities, current	Accrued liabilities	$58
Total operating lease liabilities		$58

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of June 30, 2022 is as indicated below:

	Total	2022	2023	2024	Thereafter
Undiscounted lease payments	$59	44	15	—	—
Less: Imputed interest	(1)
Total lease liabilities	$58

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

The Company acquired the exclusive rights to sell the Cysteine Hydrochloride product in the United States pursuant to a sales and marketing agreement dated November 17, 2017 with an unaffiliated third party (the “Sales Agreement”). Pursuant to the Sales Agreement, the licensor is responsible for obtaining FDA approval, at its expense, and the Company was responsible for commercializing the product in the United States at its expense. In February 2020, the Sales Agreement was amended and under the revised terms, the Company would be responsible for paragraph IV related litigation and will be entitled to 62.5% of product profit. The initial term was for the first 10 years following the first commercial sale of the product.

On February 8, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-202 License Agreement”) with Sintetica SA (“Sintetica”) for marketing rights in the United States to Biorphen® which is used for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was submitted to the FDA for review and subsequently received FDA approval on October 21, 2019. Pursuant to the terms of the ET-202 License Agreement, the Company is responsible for marketing activities and Sintetica is responsible for development, manufacturing, and the regulatory activities related to approval. Sintetica is entitled to receive the first $500 of product profits and all additional profit would be split 50% to the Company and 50% to Sintetica. The ET-202 License Agreement has a ten-year term from the first commercial sale of Biorphen which occurred in November 2019.

On February 8, 2019, the Company also entered into an Exclusive Licensing and Supply Agreement (the “ET-203 License Agreement”) with Sintetica for marketing rights in the United States to ephedrine HCl (brand name Rezipres®), an injectable product candidate for use in the hospital setting. Pursuant to the terms of the ET-203 License Agreement, the Company will be responsible for marketing activities and Sintetica will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The product was successfully resubmitted in late 2020 and the Company paid a $600 milestone fee in July 2021 and paid $750 in April 2022 after the first commercial sale of the product in March 2022. Sintetica is entitled to receive the first $500 of product profits and all additional profit would be split 50% to the Company and 50% to Sintetica. The ET-203 License Agreement has a ten-year term from first commercial sale of product which occurred in March 2022.

In June 2022, the Company sold its rights in the three aforementioned products Cysteine Hydrochloride, Biorphen®, and Rezipres® to Dr. Reddy’s. Under the terms of the transaction, Dr. Reddy’s will take immediate ownership of Eton’s rights and interest in the products. Eton will continue to sell its existing Biorphen inventory until the end of 2022. The Company received $5,000 at closing, recorded as licensing revenue in the three months ended June 30, 2022, and would receive up to $45,000 of additional payments based on the achievement of certain event-based and sales-based milestones. Of the $5,000 received at closing, $250 was held in escrow to address potential indemnity claims during the 12-month period following the effective date of the agreement. In addition, 10% of any additional payments paid by Dr. Reddy’s during the 12-month period following the effective date will be held in escrow and subsequently released to Eton upon expiration of the 12-month period following the effective date. In accordance with the terms of the agreement, $812 of Sintetica profit share receivables were expensed as cost of goods sold in the three months ended June 30, 2022.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

During the years ended December 31, 2021, 2020 and 2019, the Company worked with Tulex Pharmaceuticals, Inc. (“Tulex”) as a third-party contract manufacturer to develop an oral solution for Topiramate (fka ET-101) which targets a neurological condition. The Company subsequently filed the product with the FDA in October 2020, received approval from the FDA in November 2021, and the product was launched by Azurity in December 2021. The Company recognized a $5,000 milestone revenue at launch which was reflected in accounts receivable on the Company’s balance sheet at December 31, 2021 and subsequently collected in January 2022.

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with Liqmeds Worldwide Limited (“LMW”) for Zonisamide oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company was responsible for regulatory and marketing activities and LMW was responsible for development and manufacturing of ET-104. The Company will pay $650 upon issuance of patent covering ET-104 listed in the FDA’s Orange Book and $500 in the event that product sales in excess of $10,000 were achieved within a calendar year. In addition, the Company was required to pay the licensor 35% of the net profit from product sales. The Agreement was for an initial term of 10 years from the date of the first commercial sale of the product. The Company was to retain sole ownership of the NDA after expiration of the Agreement.

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to Lamotrigine, an oral suspension product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company was to be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company will pay $2,450 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. If Aucta successfully completes a Lamotrigine product line extension product, Eton will pay $1,500 upon FDA acceptance of the product filing, $1,500 upon FDA approval and commercial sales of the extension product candidate and $450 if the intellectual property for the extension product is transferred to Azurity. Aucta will be entitled to receive milestone payments from the Company of up to $3,000 based on commercial success of the product, including $1,000 when net sales exceed $10 million in a calendar year, and $2,000 when net sales exceed $20 million in a calendar year.

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (NDA) was approved by the FDA on September 29, 2020 as a replacement therapy in pediatric patients with adrenocortical insufficiency.

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

On June 15, 2021, the Company acquired U.S. and Canadian rights to Crossject’s ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The Company paid Crossject $500 upon signing, $500 in March 2022 upon a completion of a successful technical batch and could pay up to $4,000 in additional development milestones and up to $6,000 in commercial milestones, as well as a 10% royalty on net sales.

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

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022 or December 31, 2021.

Note 12 — Subsequent Events

On July 12, 2022 the Company granted 373,606 restricted stock units to employees that vest over four years subject to the continued services from the employee.

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

Overview

We are a innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet need in patients suffering from rare diseases. The Company currently commercializes two rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency and Carglumic Acid for the treatment of acute hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and has two additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, and the ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis.

In addition, the Company is entitled to royalties or milestone payments from six FDA-approved products that the Company developed and out-licensed. The products include Alaway® Preservative Free, EPRONTIATM, Cysteine Hydrochloride, Zonisade®, Biorphen®, and Rezipres®.

Results of Operations

For the three months ended June 30, 2022, we had $7,358 in revenue from licensing, product sales and royalties which reflected $5,000 of revenue from the Dr. Reddy’s agreement and generated a gross profit of $4,613. We had total revenue of $3,067 for the three-month period ended June 30, 2021 which reflected Azurity milestone revenues of $2,500 plus product sales and royalty revenues which generated a total gross profit of $2,893 for the period.

For the six months ended June 30, 2022, we had $9,534 in revenue from licensing, product sales and royalties which generated a gross profit of $5,940. We had total revenue of $14,964 for the three-month period ended June 30, 2021 which reflected Azurity and Bausch milestone revenues of $14,000 plus product sales and royalty revenues which generated a total gross profit of $13,163 for the period.

Research and Development Expenses

For the three months ended June 30, 2022, we incurred $690 of research and development (“R&D”) expenses as compared to the $1,990 for the same period in 2021. The decrease was primarily due to a $500 fee to Crossject upon execution of the agreement for Zeneo hydrocortisone autoinjector development in 2021 and decreased development costs for our other new product candidates.

For the six months ended June 30, 2022, we incurred $2,308 of R&D expenses as compared to the $2,876 for the same period in 2021 due to decreased development activities in 2022.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended June 30, 2022 and 2021, we incurred $5,263 and $3,228, respectively, of G&A expenses. The $2,035 increase in G&A expense was mainly due to incremental marketing, legal, compensation, and product related expenses to support our product sales growth.

For the six-month periods ended June 30, 2022 and 2021, we incurred $10,059 and $7,249, respectively, of G&A expenses. The $2,810 increase in G&A expense was mainly due to incremental legal, compensation, and product related expenses to support our product sales growth.

Liquidity and Capital Resources

As of June 30, 2022, we had total assets of $23.0 million, cash and cash equivalents of $17.0 million and working capital of $16.0 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018 and also the IPO which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019 whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of our common stock, and in October 2020, we received net proceeds of approximately $21.0 million from a public offering of our common stock at an offering price of $7.00 per share. We believe that our existing funding, revenues from our approved products and additional milestone payments expected to be paid in 2022 will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2022 and 2021:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Net cash provided by operating activities	$3,684	$3,346
Cash (used in) provided by investing activities	(776)	697
Cash flows (used in) provided by financing activities	(268)	464
Change in cash and cash equivalents	$2,640	$4,507

The decrease in cash provided by investing activities was mainly a result of a $700 sale of lab equipment in 2021 that combined with a $750 Rezipres milestone payment to Sintetica in 2022. The 2022 financing activity included an initial $385 payment on our loan principal (see Note 5) whereas the 2021 financing activity was higher as a result of stock option exercises.

Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

We sell our Alkindi Sprinkle product to one pharmacy distributor customer which provides order fulfillment and inventory storage/distribution services. We may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of products represent performance obligations under each purchase order. We use a third-party logistics (“3PL”) vendor to process and fulfill orders and have concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. We have no significant obligations to wholesalers to generate pull-through sales.

For our Alkindi Sprinkle product, we bill at the initial product list prices which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when products are sold at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, we pay fees to wholesalers for their distribution services, inventory reporting and chargeback processing. We pay GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from our sales, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return eligible, unsold product nearing or past the expiration date. Because of product shelf life and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.

We estimate the transaction price when we receive each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have developed estimates for future returns and chargebacks and the impact of the other discounts and fees we pay. Our sales of Alkindi Sprinkle to our distributor are not subject to returns. When estimating these adjustments to the transaction price, it is sufficiently reduced to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

We store our Alkindi Sprinkle inventory at our pharmacy distributor customer location and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. We may recognize revenue from other product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us.

Upon recognition of revenue from product sales, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees are included in sales reserves, accrued liabilities and net accounts receivable. We monitor actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from our estimates, we will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of June 30, 2022, our cash is in a non-interest bearing account as well as a government money market fund. We do not currently have exposure to foreign currency risk.

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

With respect to the six-month period ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Asset Purchase Agreement by and among the Company and Dr. Reddy’s Laboratories S.A., dated as of June 24, 2022.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

August 11, 2022	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)

