Form 10-Q
period 2022-09-30
Eton Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, Eton Pharmaceuticals, Inc. had outstanding 25,297,037 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,378	$14,406
Accounts receivable, net	1,498	5,471
Inventories	481	550
Prepaid expenses and other current assets	1,063	3,177
Total current assets	16,420	23,604

Property and equipment, net	73	115
Intangible assets, net	4,973	3,621
Operating lease right-of-use assets, net	42	104
Other long-term assets, net	12	21
Total assets	$21,520	$27,465

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,054	$1,774
Current portion of long-term debt	708	1,418
Accrued liabilities	2,899	1,366
Total current liabilities	4,661	4,558

Long-term debt, net of discount and including accrued fees	5,678	5,262
Operating lease liabilities, net of current portion	—	15

Total liabilities	10,339	9,835

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,297,037 and 24,626,004 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	25	25
Additional paid-in capital	115,202	111,718
Accumulated deficit	(104,046)	(94,113)
Total stockholders’ equity	11,181	17,630

Total liabilities and stockholders’ equity	$21,520	$27,465

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues:
Licensing revenue	$—	$—	$5,000	$14,000
Product sales and royalties	3,219	775	7,753	1,739
Total net revenues	3,219	775	12,753	15,739

Cost of sales:
Licensing revenue	—	—	990	1,500
Product sales and royalties	1,201	654	3,805	955
Total cost of sales	1,201	654	4,795	2,455

Gross profit	2,018	121	7,958	13,284

Operating expenses:
Research and development	744	2,678	3,052	5,554
General and administrative	4,169	3,290	14,228	10,539
Total operating expenses	4,913	5,968	17,280	16,093

(Loss) income from operations	(2,895)	(5,847)	(9,322)	(2,809)

Other (expense) income:
Interest and other expense, net	(150)	(247)	(611)	(731)
Gain on PPP loan forgiveness	—	—	—	365
Gain on equipment sale	—	—	—	181

(Loss) income before income tax expense	(3,045)	(6,094)	(9,933)	(2,994)

Income tax expense	—	—	—	—

Net (loss) income	$(3,045)	$(6,094)	$(9,933)	$(2,994)
Net loss (income) per share, basic	$(0.12)	$(0.24)	$(0.40)	$(0.12)
Net loss (income) per share, diluted	$(0.12)	$(0.24)	$(0.40)	$(0.12)
Weighted average number of common shares outstanding, basic	25,365	25,276	25,066	25,181
Weighted average number of common shares outstanding, diluted	25,365	25,276	25,066	25,181

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2022	25,272,037	$25	$114,218	$(101,001)	$13,242

Stock-based compensation	—	—	949	—	949

Stock option exercises	25,000	—	35	—	35

Net loss	—	—	—	(3,045)	(3,045)

Balances at September 30, 2022	25,297,037	$25	$115,202	$(104,046)	$11,181

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2021	24,600,175	$25	$109,769	$(89,058)	$20,736

Stock-based compensation	—	—	1,009	—	1,009

Stock option exercises	6,000	—	9	—	9

Net loss	—	—	—	(6,094)	(6,094)

Balances at September 30, 2021	24,606,175	$25	$110,787	$(95,152)	$15,660

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

Stock-based compensation	—	—	3,088	—	3,088

Employee stock purchase plan	47,585	—	117	—	117

Stock option exercises	25,000	—	35	—	35

Warrant exercises	598,448	—	—	—	—

Warrant extensions	—	—	244	—	244

Net loss	—	—	—	(9,933)	(9,933)

Balances at September 30, 2022	25,297,037	$25	$115,202	$(104,046)	$11,181

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	2,518	—	2,518

Stock option exercises	144,233	1	338	—	339

Employee stock purchase plan	29,326	—	134	—	134

Common stock issued related to restricted stock units	25,000	—	—	—	—

Warrant exercises	94,808	—	—	—	—

Net income	—	—	—	(2,994)	(2,994)

Balances at September 30, 2021	24,606,175	$25	$110,787	$(95,152)	$15,660

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from operating activities
Net loss	$(9,933)	$(2,994)

Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,332	2,518
Depreciation and amortization	1,522	325
Debt discount amortization	96	110
Gain on forgiveness of debt	—	(365)
Gain on sale of equipment	—	(181)
Changes in operating assets and liabilities:
Accounts receivable	3,973	(337)
Inventories	69	908
Prepaid expenses and other assets	2,129	(283)
Accounts payable	(720)	699
Accrued liabilities	1,513	(4)
Net cash provided by operating activities	1,981	396

Cash flows from investing activities
Proceeds from sale of equipment	—	700
Purchase of product license rights	(2,750)	—
Purchases of property and equipment	(26)	(5)
Net cash (used in) provided by investing activities	(2,776)	695

Cash flows from financing activities
Repayment of long-term debt	(385)	(150)
Proceeds from employee stock purchase plan and stock option exercises	152	473
Net cash (used in) provided by financing activities	(233)	323

Change in cash and cash equivalents	(1,028)	1,414
Cash and cash equivalents at beginning of period	14,406	21,295
Cash and cash equivalents at end of period	$13,378	$22,709

Supplemental disclosures of cash flow information
Cash paid for interest	$545	$603

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

The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of acute hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria and has three additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, and ET-400.

In addition, the Company is entitled to royalties or milestone payments from six FDA-approved products that the Company developed and out-licensed. The products are Alaway® Preservative Free, EPRONTIA™, Cysteine Hydrochloride, Zonisade®, Biorphen®, and Rezipres®.

Note 2 — Liquidity Considerations

The Company currently believes its existing cash and cash equivalents of $13,378 as of September 30, 2022 along with revenues from approved products and additional milestone payments expected to be paid in 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth, completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations might need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the periods ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three-month and nine-month periods ended September 30, 2022 and 2021 are also unaudited. The results for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables and sales returns, valuation of inventories, useful lives of assets, the impairment of intangible assets, the accrual of research and development expenses and the valuation of common stock, stock options and warrants, and restricted stock units. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of September 30, 2022, the Company’s cash is in a non-interest bearing account as well as a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $448 and $96 as of September 30, 2022 and December 31, 2021, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at September 30, 2022 and December 31, 2021 consist solely of purchased finished goods. At September 30, 2022 and December 31, 2021 inventories are shown net of a reserve for its Biorphen product of $0 and $1,414, respectively, due to the risk of expiry before this entire stock of inventories is sold.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment relates to an FDA-approved product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019 and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s Laboratories S.A. (“Dr. Reddy’s”) (see Note 11), amortization of that asset was accelerated to record $275 of expense in June 2022 with $75 remaining to be amortized through December 31, 2022. A $750 payment related to the approval of Rezipres had been capitalized in Q1 2022 and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the Rezipres asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,000 and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $1,777 of accumulated amortization as of September 30, 2022. The Company recorded $135 and $1,398, respectively, of amortization expense for the three and nine months ended September 30, 2022. During the periods ended September 30, 2022 and 2021, the Company reclassified certain amortization expense of intangible assets to cost of sales to conform with the current period presentation. The table below shows the estimated remaining amortization for these products for each of the five years from 2022 to 2026 and thereafter.

Year	Amortization Expense
Remainder of 2022	$219
2023	725
2024	725
2025	725
2026	725
Thereafter	1,854
Total estimated amortization expense	$4,973

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

In addition, the Company anticipates it will receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or acquired.

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

Upfront payments and milestone payments made for the licensing of products that are not yet approved by the FDA are expensed as R&D in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and are expensed as the related goods are delivered or the services are performed.

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month and nine-month periods ended September 30, 2022, common stock equivalents of 5,349,891 and 5,118,574, respectively, are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three-month and nine-month periods ended September 30, 2021, common stock equivalents of 4,339,508 and 4,279,400, respectively, are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to employees or directors that have vested, but the issuance and delivery of the common shares are deferred until the director retires from service as a director.

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

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Computer hardware and software	$177	$157
Furniture and fixtures	112	106
Equipment	52	132
Leasehold improvements	71	71
	412	466
Less: accumulated depreciation	(339)	(351)
Property and equipment, net	$73	$115

Depreciation expense for the three months ended September 30, 2022 and 2021 was $14 and $24, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $53 and $132, respectively. The decrease in depreciation expense was associated with the closure of the Company’s laboratory facility and sale of its equipment in 2021.

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

Interest expense of $699 was recorded during the nine months ended September 30, 2022, which included $96 of debt discount amortization. Interest expense of $766 was recorded during the nine months ended September 30, 2021, which included $110 of debt discount amortization. As of September 30, 2022, $191 of accrued interest is included in accrued liabilities.

On April 5, 2022, the Company and SWK entered into an amendment to the SWK Credit Agreement which allowed for a deferral of loan principal payments until May 2023 and reduced the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $708 as principal due in the next 12 months and the remainder classified as long-term debt in its balance sheet at September 30, 2022. Because LIBOR was intended to be phased out by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023 and we do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under the SWK Credit Agreement. The company is in discussions with SWK regarding an alternate reference rate.

The table below reflects the future payments for the SWK loan principal and interest as of September 30, 2022.

Amount
2022	$186
2023	1,740
2024	6,504
Total payments	8,430
Less: amount representing interest	(1,815)
Loan payable, gross	6,615
Less: current portion of long-term debt	(708)
Less: unamortized discount	(229)
Long-term debt, net of unamortized discount	$5,678

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the nine months ended September 30, 2022, a holder of the Company’s common stock warrants exercised 600,000 warrants on a cashless basis and the Company issued 598,448 shares of its common stock in connection with the warrant exercise. The intrinsic value of the warrant exercise was $2,268. In June 2022, the Company issued 47,585 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at September 30, 2022 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Placement Agent Warrants – 2017 Preferred Stock Offering	467,242	$3.00
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
Total	950,622	$5.18 (Avg)

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

On June 26, 2022, 467,242 warrants from the 2017 preferred stock offering with an exercise price of $3.00 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until December 26, 2022 in exchange for the Company retaining the option of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of $244 that is included in general and administration expense on the Consolidated Statement of Operations for the nine-month period ended September 30, 2022.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (as amended in December 2020, the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 673,773 shares available for future issuance under the 2018 Plan as of September 30, 2022.

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

To date, all stock options issued have been non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life, except for options to purchase 50,000 shares of the Company’s common stock granted to product consultants in July 2017 that expired, unexercised, in July 2022 as the Company was not able to file certain product submissions to the FDA prior to the five-year expiration date. Furthermore, these option awards to the Company’s product consultants would not vest unless certain product submissions are made to the FDA, and accordingly, the Company has not recorded any expense for these contingently vesting option awards to its product consultants.

In July 2022 and September 2022, the Company’s board of directors approved modifications of certain outstanding awards of two senior executives, one of whom retired in May 2022 and the other whose employment was terminated in July 2022. The combined awards had an exercise price range of $1.37 to $8.61 which were set to expire 90 days after retirement or termination as the case may be, and the Company extended the expiration dates to April 2023. No other terms were modified. Due to these modifications, the Company incurred a modification expense of approximately $16 and $88 that is included in general and administration expense on the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2022, respectively.

For the three months ended September 30, 2022 and 2021, the Company’s total stock-based compensation expense was $949 and $1,009, respectively. Of these amounts, $893 and $838 was recorded in general and administrative expenses, respectively, and $56 and $171 was recorded in research and development expenses, respectively.

For the nine months ended September 30, 2022 and 2021, the Company’s total stock-based compensation expense was $3,332 and $2,518, respectively. Of these amounts, $3,102 and $2,110 was recorded in general and administrative expenses, respectively, and $230 and $408 was recorded in research and development expenses, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,513,719	$5.22
Issued	1,268,770	$3.76
Exercised	(25,000)	$1.38
Forfeited/Cancelled	(420,197)	$6.04
Outstanding as of September 30, 2022	4,337,292	$4.73	7.7	$437
Exercisable at September 30, 2022	2,789,537	$4.63	7.1	$401
Vested and expected to vest at September 30, 2022	4,287,292	$4.77	7.7	$401

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at September 30, 2022 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock-based compensation related to stock options was $853 and $2,850 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there was a total of $4,532 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the nine-months ended September 30, 2022 was $2.38 per share. In the nine-month period ended September 30, 2022, there was one stock option exercise which totaled 25,000 shares at an exercise price of $1.38 per share with an intrinsic value of $31. In the nine-month period ended September 30, 2021, stock option exercises totaled 144,233 shares at an average exercise price of $2.35 per share with an intrinsic value of $682.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2021	—	$—
Granted	373,606	$2.63
Vested	—	—
Forfeited	(4,000)	$2.63
Outstanding and unvested as of September 30, 2022	369,606	$2.63

Stock-based compensation related to RSUs was $53 for the three and nine months ended September 30, 2022. As of September 30, 2022, there was $919 of unrecognized stock-based compensation expense related to unvested RSUs which will be recognized over a weighted average period of 4 years.

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2022, there were 582,595 shares available for issuance under the ESPP.

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

For the first nine months of 2022 and 2021 there were 47,585 and 29,326 share issuances, respectively, under the ESPP. The weighted average grant date fair value of share awards in the first nine months of 2022 and 2021 was $1.32 and $2.83, respectively. Employees contributed $174 and $192 via payroll deductions during the nine months ended September 30, 2022 and 2021, respectively. The Company recorded an expense of $97 and $83 related to the ESPP in the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the accompanying condensed balance sheets include $65 and $22, respectively, in accrued liabilities for remaining employee ESPP contributions.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 9 — Related-Party Transactions

Harrow

The Chief Executive Officer of Harrow Health, Inc. (“Harrow”) was a member of the Company’s board of directors until March 17, 2021 when he retired from service with the board. The Company issued 25,000 shares to the Harrow CEO in April 2021 after his retirement from the Company’s board associated with RSU’s that were previously fully vested. As of September 30, 2022, Harrow owned 1,982,000 shares of Eton’s common shares which represents 7.8% of the Company’s common shares outstanding.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,799 of the non-royalty and royalty revenue as of September 30, 2022. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the product’s U.S market share falls below a specified target percentage.

There were no amounts due to Eyemax under the terms of the Amended Agreement as of September 30, 2022 or December 31, 2021.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $22, respectively, for the three months ended September 30, 2022 and $0 and $21, respectively, for the three months ended September 30, 2021. The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the condensed statements of operations was $0 and $64, respectively, for the nine months ended September 30, 2022 and $9 and $64, respectively, for the nine months ended September 30, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $66 for the nine months ended September 30, 2022. The ROU asset amortization for the three-month and nine-month periods ended September 30, 2022 was $21 and $62, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. The ROU asset amortization for the three and nine-month periods ended September 30, 2021 was $20 and $69, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of September 30, 2022, the weighted-average remaining lease term was 0.5 years, and the weighted-average incremental borrowing rate was 5.4%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2022 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$42
Total leased assets		$42
Liabilities
Operating lease liabilities, current	Accrued liabilities	$36
Total operating lease liabilities		$36

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of September 30, 2022 is as indicated below:

	Total	2022	2023	2024	Thereafter
Undiscounted lease payments	$37	22	15	—	—
Less: Imputed interest	(1)
Total lease liabilities	$36

The Company is evaluating its future facility needs and has not renewed its lease which expires on March 31, 2023.

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

In June 2022, the Company sold its rights in the three aforementioned products Cysteine Hydrochloride, Biorphen®, and Rezipres® to Dr. Reddy’s. Under the terms of the transaction, Dr. Reddy’s assumed immediate ownership of Eton’s rights and interest in the products. Eton will continue to sell its existing Biorphen inventory until the end of 2022. The Company received $5,000 at closing, recorded as licensing revenue in the three months ended June 30, 2022, and would receive up to $45,000 of additional payments based on the achievement of certain event-based and sales-based milestones. Of the $5,000 received at closing, $250 was held in escrow to address potential indemnity claims during the 12-month period following the effective date of the agreement. In addition, 10% of any additional payments paid by Dr. Reddy’s during the 12-month period following the effective date will be held in escrow and subsequently released to Eton upon expiration of the 12-month period following the effective date. In accordance with the terms of the agreement, $812 of Sintetica profit share receivables were expensed as cost of goods sold in the three months ended June 30, 2022.

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine were developed by the Company and its various product candidate development partners, and the Company subsequently sold all its rights and interests in these three products to Azurity Pharmaceuticals, Inc. (“Azurity”) in 2021. The Company has recognized $17,000 in milestone revenues to date from these three products and may receive up to $25,000 in additional milestone revenues related to FDA product approvals and the future sales levels for the products. Azurity has assumed royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

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

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal Limited (“Diurnal”) for marketing Alkindi Sprinkle in the United States. Alkindi Sprinkle’s New Drug Application (“NDA”) was approved by the FDA on September 29, 2020 as a replacement therapy in pediatric patients with adrenocortical insufficiency.

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

On June 15, 2021, the Company acquired U.S. and Canadian rights to Crossject S.A.’s (“Crossject”) ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The Company paid Crossject $500 upon signing, $500 in March 2022 upon a completion of a successful technical batch and could pay up to $4,000 in additional development milestones and up to $6,000 in commercial milestones, as well as a 10% royalty on net sales.

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

On September 13, 2022, the Company acquired an FDA approved ANDA for Betaine Anhydrous for oral solution. The ANDA was approved by the FDA on January 28, 2022. The Company paid $2,000 upon signing and could pay up to $1,000 in commercial milestones. The Company will retain 65% of the product profits with the balance being distributed to the licensor.

Eton Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022 or December 31, 2021.

Note 12 — Subsequent Events

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

Overview

We are an innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative pharmaceutical products that fulfill an unmet need in patients suffering from rare diseases. The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of acute hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria, and has three additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, and ET-400.

In addition, the Company is entitled to royalties or milestone payments from six FDA-approved products that the Company developed and out-licensed. The products are Alaway® Preservative Free, EPRONTIATM, Cysteine Hydrochloride, Zonisade®, Biorphen®, and Rezipres®.

Results of Operations

For the three months ended September 30, 2022, we had $3,219 in total revenue that generated a gross profit of $2,018. We had total revenue of $775 for the three-month period ended September 30, 2021 that generated a gross profit of $121 for the period.

For the nine months ended September 30, 2022, we had $12,753 in revenue from licensing, product sales and royalties which included $5,000 of revenue from the Dr. Reddy’s agreement and generated total gross profit of $7,958. We had total revenue of $15,739 for the nine-month period ended September 30, 2021 which reflected Azurity and Bausch milestone revenues of $14,000 plus product sales and royalty revenues which generated a total gross profit of $13,284 for the period.

Research and Development Expenses

For the three months ended September 30, 2022, we incurred $744 of research and development (“R&D”) expenses as compared to the $2,678 for the same period in 2021. The decrease was primarily due to a $1,100 fee to Sintetica in 2021 related to the Biorphen vial and Rezipres vial projects, and decreased development costs for our other new product candidates.

For the nine months ended September 30, 2022, we incurred $3,052 of R&D expenses as compared to the $5,554 for the same period in 2021. The decrease was primarily due to a $500 fee to Crossject upon execution of the agreement for ZENEO hydrocortisone autoinjector development in 2021, a $1,100 fee to Sintetica related to the Biorphen vial and Rezipres vial projects, and decreased development costs for our other new product candidates.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended September 30, 2022 and 2021, we incurred $4,169 and $3,290, respectively, of G&A expenses. The increase in G&A expenses was mainly due to incremental marketing and compensation to support our product sales growth, partially offset by decreased legal and consulting expenses.

For the nine-month periods ended September 30, 2022 and 2021, we incurred $14,228 and $10,539, respectively, of G&A expenses. The increase in G&A expenses was mainly due to incremental marketing, legal, and compensation to support our product sales growth.

Liquidity and Capital Resources

As of September 30, 2022, we had total assets of $21.5 million, including cash and cash equivalents of $13.4 million and we had working capital of $11.8 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018 and also the IPO which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019 whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of our common stock, and in October 2020, we received net proceeds of approximately $21.0 million from a public offering of our common stock at an offering price of $7.00 per share. We believe that our existing funding, revenues from our approved products and additional milestone payments expected to be received in 2022 will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2022 and 2021:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net cash provided by operating activities	$1,981	$396
Cash (used in) provided by investing activities	(2,776)	695
Cash flows (used in) provided by financing activities	(233)	323
Change in cash and cash equivalents	$(1,028)	$1,414

The decrease in cash provided by (used in) investing activities was primarily the result of a $700 sale of lab equipment in 2021, a $750 Rezipres milestone payment to Sintetica in 2022, and a $2,000 payment related to the acquisition of Betaine Anhydrous in 2022. The 2022 financing activities included an initial payment on our loan principal (see Note 5) whereas the 2021 financing activity was primarily the result of stock option exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of September 30, 2022, our cash is in a non-interest bearing account as well as a government money market fund. We do not currently have exposure to foreign currency risk.

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

With respect to the nine-month period ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

November 10, 2022	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)

