Form 10-K
period 2022-12-31
Eton Pharmaceuticals, Inc.
filed 2023-03-16
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 001-38738

ETON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1858472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21925 W. Field Parkway, Suite 235 Deer Park, IL	60010-7278
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 787-7361

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ETON	The Nasdaq Global Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2022 was approximately $51.5 million.

As of March 7, 2023, the registrant had 25,458,057 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria and has three additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, and ET-400.

ALKINDI SPRINKLE® (hydrocortisone granules) - This product was approved by the FDA in September 2020 as a replacement therapy for Adrenocortical Insufficiency (“AI”) in children under 17 years of age. The product is the first and only FDA-approved granule hydrocortisone formulation for the treatment of AI designed for use in children. We acquired U.S. marketing rights to the product in March 2020 and launched ALKINDI SPRINKLE® in December 2020 with a sales force targeting pediatric endocrinologists. We believe there are approximately 10,000 children currently suffering from AI in the United States. ALKINDI SPRINKLE® is protected by three issued patents that extend to 2034. In January 2021, we announced the acquisition of Canadian rights to ALKINDI SPRINKLE®.

Carglumic Acid tablets - Our Carglumic Acid product is an FDA-approved generic version of Carbaglu®. Our product is approved for the treatment of acute and chronic hyperammonemia due to N-acetylglutamate Synthase (NAGS) deficiency. We acquired marketing rights to the product in October 2021 and launched the product in December 2021. We promote the product with our internal sales force.

Betaine Anhydrous for Oral Solution - Our Betaine Anhydrous product is an FDA-approved generic version of Cystadane® for the treatment of homocystinuria, a rare inherited condition that is estimated to impact less than 2,000 patients in the United States. We acquired the product in September 2022 and expect to relaunch in early 2023.

Dehydrated Alcohol Injection - Our dehydrated alcohol injection product candidate is currently under review with the FDA for the treatment of methanol poisoning. The application has been assigned a Target Action Date of June 27, 2023. The product was granted Orphan Drug Designation in 2020. We believe the dehydrated alcohol injection market is more than $70 million annually.

ET-400 - Eton expects to submit a new drug application for the adrenal insufficiency product by the end of 2023, which could allow for an approval and launch of the product in 2024.

ZENEO® Hydrocortisone Autoinjector - Our ZENEO® hydrocortisone autoinjector product candidate is a proprietary needle-free autoinjector under development for the treatment of adrenal crisis. We acquired U.S. marketing rights to the product candidate from Crossject in June 2021. Currently patients suffering from adrenal crisis typically use Solu-Cortef, a lyophilized hydrocortisone injection kit that must be reconstituted prior to delivery. The current market for Solu-Cortef is more than $85 million annually based on IQVIA data. We believe our needle-free autoinjector will be preferred by patients. We expect to submit a New Drug Application (“NDA”) for the product in 2024, which could allow for FDA approval in 2025.

In addition, the Company is entitled to royalties or milestone payments from five FDA-approved products and one product candidate under development that the Company developed and out-licensed. The products are Alaway® Preservative Free, EPRONTIA®, Cysteine Hydrochloride, ZONISADE™, Biorphen®, and Lamotrigine for Oral Suspension.

Alaway® Preservative Free (ketotifen fumarate) - Alaway Preservative Free is the first and only preservative-free ophthalmic product FDA-approved for the treatment of allergic conjunctivitis. The Company sold the product rights to Bausch Health in February 2019. Bausch Health is responsible for commercialization of the product which was launched in February 2021 and we receive a twelve percent royalty on the product’s net sales.

EPRONTIA® (topiramate oral solution) - EPRONTIA® is the only FDA-approved liquid formulation of topiramate. It is approved for three indications, including: monotherapy for treatment of partial-onset or primary general tonic-clonic seizures in patients two years of age and older; adjunctive therapy for treatment of partial-onset seizures, including seizures associated with Lennox-Gastaut syndrome in patients two years of age and older; and as a preventive treatment of migraine in patients 12 years of age and older. The product was approved in November 2021 and launched by Azurity Pharmaceuticals, Inc. (“Azurity”) in December 2021.

Cysteine Hydrochloride - Cysteine hydrochloride is an FDA-approved generic form of EXELA Pharma Sciences’ Elcys® product indicated for use as an additive to amino acid solutions to meet the nutritional requirements of newborn infants. The product is now owned by Dr. Reddy’s Laboratories S.A. (“Dr. Reddy’s”).

ZONISADE™ (zonisamide oral suspension) - The product is an FDA-approved innovative liquid formulation of zonisamide for the treatment of partial seizures in patients with epilepsy. The product was approved in July 2022.

Biorphen® - Biorphen is the first and only FDA-approved formulation of ready-to-use phenylephrine injection. Biorphen is indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia. The product was approved in October 2019 and launched in December 2019. The product is marketed by Dr. Reddy’s.

Lamotrigine for Oral Suspension - The product is an innovative liquid formulation of lamotrigine under development for the treatment of epilepsy. The product’s NDA was previously submitted to the FDA and received a Complete Response Letter (“CRL”) in May 2022. Azurity is working on addressing the items identified in the CRL in order to resubmit the product’s NDA.

Eton Pharmaceuticals

Products Summary

Product	Eton Category	Indication	FDA Status
Carglumic Acid Tablets	Orphan Drug	NAGS deficiency	Commercial
ALKINDI SPRINKLE®	Orphan Drug	Adrenal Insufficiency	Commercial
Betaine Anhydrous	Orphan Drug	Homocystinuria	Commercial
Dehydrated Alcohol Injection	Orphan Drug	Methanol Poisoning	Filed
ET-400	Orphan Drug	Adrenal Insufficiency	Submission Expected in 2023
ZENEO® Hydrocortisone	Orphan Drug	Adrenal Crisis	Submission Expected in 2024

Goals and Strengths

Our goal is to become a leading profitable pharmaceutical company that brings innovative treatments to rare disease patients. We believe we are unique in the pharmaceutical industry in our ability to identify, acquire, and advance products through the development and regulatory process. Our biggest competitive strengths are:

●	Business development experience – our ability to identify and execute transactions on under-appreciated development assets. Our team has completed over 150 business development transactions throughout their careers and their industry connections and track record provide the company with proprietary deal flow. We typically avoid participating in broker led transactions of auction processes.

●	Regulatory expertise – our knowledge and experience gaining FDA approval, and particularly our knowledge within the 505(b)(2) regulatory pathway, provides drug sponsors with the opportunity to leverage existing data or literature to drastically expedite drug development timelines and reduce investment.

Sales and Marketing

We currently commercialize three orphan products under our own label with our internal infrastructure and sales force. We currently commercialize ALKINDI SPRINKLE®, Carglumic Acid, and Betaine Anhydrous in the United States. These products are distributed to patients via specialty pharmacies, which support customer service and reimbursement activities.

In our royalty product category, the products are commercialized by our partners. Bausch Health is responsible for all sale and marketing activities related to Alaway Preservative Free, and Azurity is responsible for all sales and marketing activities related to EPRONTIA®, ZONISADE™, and lamotrigine suspension. In all cases we receive a royalty on net sales of the products.

Research and Development

We currently have eight employees that support our product research and development activities. In addition, we utilize external sources for various product development activities, including the resources of our product development partners for certain product candidates and through the use of contract laboratory services on a fee for service model.

Manufacturing and Suppliers

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture our products. All of our finished product manufacturing partners are based in the United States or Europe. We seek to work with CMOs that have a long history of quality and FDA compliance. All products are manufactured in compliance with current Good Manufacturing Processes (“cGMP”), and our internal quality system requires us to enter quality agreements with and audit all of our manufacturers prior to commercializing the product. Our choice to rely on external manufacturers significantly reduces the amount of capital invested in our business and allows us the flexibility to pursue a broad range of opportunities beyond the specific capabilities of a single facility.

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

ALKINDI SPRINKLE® is protected by three issued patents that extend to 2034. We intend to seek patent protection on our internally developed products as circumstances warrant.

Government Regulations and Funding

Pharmaceutical companies are subject to extensive regulation by foreign, federal, state and local agencies, such as the FDA, and various European regulatory authorities. The manufacture, distribution, marketing and sale of pharmaceutical products are subject to government regulation in the United States and various foreign countries. Additionally, in the United States, we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our products are safe and efficacious and are manufactured in accordance with cGMP regulations. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We, and our manufacturers and contract research organizations (“CROs”), may also be subject to regulations under other foreign, federal, state and local laws, including, but not limited to, the U.S. Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries. The U.S. government has increased its enforcement activity regarding illegal marketing practices domestically and internationally. As a result, pharmaceutical companies must ensure their compliance with the Foreign Corrupt Practices Act and federal healthcare fraud and abuse laws, including the False Claims Act.

These regulatory requirements impact our operations and differ from one country to another, so that securing the applicable regulatory approvals of one country does not imply the approval of another country. The approval procedures involve high costs and are manpower intensive, usually extend over many years and require highly skilled and professional resources.

FDA Market Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

●	completion of pre-clinical laboratory and animal testing;

●	completion of required chemistry, manufacturing and controls testing;

●	the submission to the FDA of an investigational new drug or IND, the application for which must be evaluated and found acceptable by the FDA before human clinical trials may commence;

●	performance of adequate and well-controlled human clinical trials to establish the safety, pharmacokinetics and efficacy of the proposed drug for its intended use;

●	submission and approval of an NDA; and

●	agreement with FDA of the language on the package insert.

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

Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices (“cGCP”) requirements. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. An institutional review board (“IRB”) generally must approve the clinical trial design and patient informed consent at study sites that the IRB oversees and may halt a study, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group recommends whether or not a trial may move forward at designated check-points based on access to certain data from the study. The clinical study sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

After completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of an NDA, requesting approval to market the product for one or more indications, together with payment of a user fee, unless waived. An NDA includes all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information on the chemistry, manufacture, controls and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (“PDUFA”) the FDA’s goal is to complete its initial review and respond to the applicant within ten months of submission, unless the application relates to an unmet medical need, or is for a serious or life-threatening indication, in which case the goal may be within six months of NDA submission. However, the review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA. During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of the advisory committee, but it typically follows such recommendations. Data from clinical studies are not always conclusive and the FDA and/or any advisory committee it appoints may interpret data differently than the applicant.

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

If the FDA approves one of our product candidates, we will be required to comply with a number of post-approval regulatory requirements. We would be required to report, among other things, certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record-keeping requirements. If we seek to make certain changes to an approved product, such as certain manufacturing changes, we will need FDA review and approval before the change can be implemented. For example, if we change the manufacturer of a product or our API, the FDA may require stability or other data from the new manufacturer. Such data will take time and are costly to generate, and the delay associated with generating these data may cause interruptions in our ability to meet commercial demand, if any. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled studies that demonstrate the product’s safety and efficacy in the new indication. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all.

The FDA may also require post-marketing testing or Phase 4 testing, as well as risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of the product.

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant must provide the patent number and certify to the FDA in its opinion and to the best of its knowledge, one of the following circumstances: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference product has expired. If the Orange Book certifications outlined above are not accomplished, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized.

Section 505(j) Abbreviated New Drug Applications

The 505(j) pathway is used for product candidates that are therapeutically equivalent to an approved product. The underlying premise of the 505(j) pathway is that a product candidate classified as therapeutically equivalent can be substituted for the approved product with the full expectation that the substituted product will produce the same clinical effect and safety profile as the approved product when administered under the same conditions. A product candidate utilizing the 505(j) pathway requires an abbreviated new drug application, (“ANDA”), which relies on the FDA’s finding that the previously approved drug candidate is safe and effective. An ANDA generally must contain information to show that the product candidate is the same as the approved product with respect to API, conditions of use, route of administration, dosage form, strength and labeling, with certain permissible differences, and is the bioequivalent of the approved drug. The 505(j) pathway typically requires no clinical testing other than a bioequivalence trial. While the 505(j) pathway is typically shorter and less expensive than the 505(b)(2) pathway, the 505(b)(2) pathway allows greater flexibility as to the characteristics of the product candidate.

Other U.S. Healthcare Laws and Compliance Requirements

For products distributed in the United States, we will also be subject to additional healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:

●	The U.S. Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, lease, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	The federal civil and criminal false claims laws, including the U.S. False Claims Act, can be enforced by individuals, on behalf of the government, through civil whistleblower or qui tam actions, and the civil monetary penalties law, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the General Data Protection Regulation (EU) 2016/679, governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health-care system that could prevent or delay marketing approval pharmaceutical products, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law. In addition, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On June 17, 2021, the U.S. Supreme Court overturned the 2018 Texas U.S. District Court decision. It is unclear how subsequent appeals and other efforts to repeal and replace the Health Care Reform will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted, including:

● In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for deficit reduction of at least $1.2 trillion for the years 2013 through 2021. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless Congress takes additional action. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress.

● On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces.

● On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

● On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional Inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer and patient programs, and reform government program reimbursement methodologies for products. At a federal level, President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health & Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021, and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion, and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Employees

We currently have 28 full-time employees, eight of whom are engaged in research and development activities, 16 are engaged in sales/marketing operations and four of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants and product telesales services.

Corporate and Other Information

We were incorporated under the laws of the state of Delaware in April 2017. Our principal executive offices are located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois, 60010, and our telephone number is (847) 787-7361. Our corporate website address is www.etonpharma.com, to which we regularly post copies of our press releases as well as links to reports we have filed with the SEC, which are available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file reports with the SEC or post certain other information to our website. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K or our other filings with the SEC.

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

We are a specialty pharmaceutical company founded in April 2017 and have commenced revenue-producing operations and our historical operations have primarily consisted of the preliminary formulation, testing and development of our various product candidates. Our limited operating history makes it difficult for potential investors to evaluate our initial product candidates or our prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of product development and commercialization, especially clinical-stage biopharmaceutical companies such as ours. As a company with a limited operating history, we may be unable to:

●	successfully implement or execute our current business plan or develop a business plan that is sound;

●	successfully complete clinical trials and obtain regulatory approval for the marketing of our additional product candidates;

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; or

●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and ongoing commercialization for our product candidates.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The loss, theft or sabotage of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for the majority of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. For example, we had under development a patented injectable pentoxifylline therapeutic candidate, which we believed would satisfy the requirements of the 505(b)(2) regulatory pathway. However, based on a pre-IND meeting with the FDA in March 2018 to discuss the clinical and regulatory pathway for the product, we have decided to suspend all further development activities for this candidate indefinitely due to extraordinarily high costs of the clinical trials that would be required by the FDA.

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

The 505(b)(2) application would enable us to reference published literature or the FDA’s previous findings of safety and effectiveness for the branded reference drug. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with Hatch-Waxman Act, in seeking approval for a drug through such an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid or unenforceable, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in favor of the Paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all.

In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time-consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug for the proposed use and could cause delay and be considerably more expensive and time-consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health-care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

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

In addition, even if we obtain regulatory approvals for our product candidates, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for any of our product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

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

The FDA or foreign equivalent may still impose significant restrictions on our products indicated uses or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current cGCP regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, former President Trump had signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On June 17, 2021, the U.S. Supreme Court overturned the 2018 Texas U.S. District Court decision. It is unclear how subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact our business. We cannot predict the impact on our business of changes to current laws and regulations. However, any changes that lower reimbursements for products for which we may obtain regulatory approval, or that impose administrative and financial burdens on us, could adversely affect our business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and government administration officials have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

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

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and others on the other hand. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amended the intent requirement of the U.S. Anti-Kickback Statute and other criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of the statutes or specific intent to violate them in order to have committed a violation. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include significant administrative, criminal, and civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, fines and imprisonment. Due to the breadth of these federal and state anti-kickback laws, and the potential for additional legal or regulatory change in this area, it is possible that our future business activities, including our sales and marketing practices and/or our future relationships with physicians and the medical community might be challenged under anti-kickback laws, which could harm us.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the API in our product candidates for use in our clinical trials or for commercial product, if any. In addition, we do not have the capability to encapsulate any of our product candidates as a finished drug product for commercial distribution. As a result, we will be obligated to rely on contract manufacturers, if and when any of our product candidates are approved for commercialization. While we have entered into certain agreements with contract manufacturers for clinical and commercial supply, there can be no assurance we will be able to maintain those relationships or engage additional contract manufacturers for clinical or commercial supply of any of our product candidates on favorable terms to us, or at all.

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

We cannot guarantee that our future manufacturing and supply partners will be able to reduce the costs of commercial-scale manufacturing of any of our product candidates over time. If the commercial-scale manufacturing costs of any of our product candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

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

We are subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. HIPAA and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information.

In the United States, there are numerous privacy laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018 (effective on January 1, 2020), as amended by the California Privacy Rights and Enforcement Act of 2020 (effective on January 1, 2023) (“CCPA”), requires companies that process information of California residents (“consumers,” as defined under the CCPA) to make specific disclosures about their data collection, use and disclosure practices, provides consumers with individual data privacy rights, including enabling consumers to limit the use of their sensitive personal information, imposes new operational requirements for covered businesses, imposes data retention limitations, provides a private right of action for data breaches, creates a statutory damages framework and creates a new state agency, the California Privacy Protection Agency, that is vested with the authority to implement and enforce the CCPA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities in the future depending on our revenue growth, how much consumer data we process, and how such laws are interpreted. Additionally, four additional states have enacted privacy laws, which could increase our potential liability and adversely affect our business in the future. In particular, the Virginia Consumer Data Protection Act (“VCDPA”) became effective on January 1, 2023; the Colorado Privacy Act (“CPA”) and the Connecticut Data Privacy Act (“CTDPA”) will become effective on July 1, 2023; and the Utah Consumer Privacy Act (“UCPA”) will become effective on December 31, 2023. While these regulations incorporate many similar concepts to the CCPA, there are also several key differences in their scope, application, and enforcement that will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Other states are considering similar legislation and a broad range of legislative measures also have been introduced at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Further, regulations promulgated pursuant to HIPAA imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, or PHI, and requires the implementation of administrative, physical, and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity, and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

The global legislative and regulatory landscape for privacy and data protection continues to evolve, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to continue to increase in the future.

It is possible that privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Further, any failure by our third-party collaborators, service providers, contractors or consultants to comply with applicable law, regulations or contractual obligations related to data privacy or security could result in proceedings against us by governmental entities or others.

We may also publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with applicable regulations, our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. We also face a threat of consumer class actions related to these laws and the overall protection of personal information. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

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

Additionally, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering any product candidate, the defendant could counterclaim that the patent covering any other product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office (“USPTO”), or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents or our licensors’ patents in such a way that they no longer cover product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard necessary to invalidate a patent claim in the USPTO proceedings compared to the evidentiary standard in U.S. federal court, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing in-licensed patents and patents that we might obtain in the future.

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

We expect that there are other companies, including major pharmaceutical companies, working in the areas competitive to our proposed product candidates which either has resulted, or may result, in the filing of patent applications that may be deemed related to our activities. If we were to challenge the validity of these or any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued U.S. patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued U.S. patent in an administrative trial before the Patent Trial and Appeal Board in the USPTO, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability.

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

Our federal net operating losses (“NOLs”) generated in taxable years ending prior to 2018 could expire unused. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. We filed in GA, IL, MN and TN for 2021. Only GA conforms to the Tax Act. IL and TN do not conform (their NOL will expire if not used and there is no limit deduction on their NOL). MN does conform with the 80% of taxable income limitation section of the Tax Act but not the indefinite carryforward section. MN NOL will expire if not used. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We are performing a study to determine if we have triggered any “ownership change” limitations. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 7, 2023, we had 25,458,057 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

Our directors and executive officers beneficially own approximately 5.0% of our common stock. Additionally, Harrow Health, Inc. (“Harrow”), our former parent company, holds approximately 7.8% of our outstanding common stock as of March 7, 2023. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties, and particularly by Harrow, may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct all of our administrative activities for Eton Pharmaceuticals, Inc. at our 5,507 square foot leased office space located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois 60010. The lease for this facility expires on March 31, 2025.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 30, 2022, the last trading date in 2022, was $2.82 per share.

Record Holders

As of March 7, 2023, we had 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 7, 2023 was $3.99.

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

Overview

We are an innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative products to address unmet needs in patients suffering from rare diseases. Since the formation of our company in 2017, we have used our expertise in business development, regulatory, and product development to assemble a diversified portfolio of rare disease products.

Results of Operations

To date, we have realized revenues from the sale of our neurology products portfolio to Azurity in 2021, a licensing arrangement on our EM-100 product that was sold to Bausch Health, the launch of our Biorphen®, ALKINDI SPRINKLE®, and Carglumic Acid products in December 2019, December 2020, and December 2021, respectively, and also from the sale of our hospital products portfolio to Dr. Reddy’s in 2022. We anticipate successfully growing sales of our commercialized products and commercializing additional product candidates in 2023 and beyond.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net revenues of $21.3 million in 2022 included $10.0 million of licensing revenue, consisting of $5.0 million from Azurity on the launch of Zonisamide and $5.0 million from the sale of our hospital products to Dr. Reddy’s. Net revenue of $21.8 million in 2021 included $19.0 million of licensing revenue, primarily consisting of $17.0 million from Azurity on three neurology products sold to them at the beginning of 2021. Net product revenue of $11.3 million in 2022 increased by $8.4 million from $2.8 million in 2021 as a result of growth in ALKINDI SPRINKLE® and Carglumic Acid.

Our 2022 gross profit of $14.3 million was down from $19.0 million in 2021, as a result of lower licensing revenue.

For the years ended December 31, 2022 and 2021, we incurred $4.0 million and $6.2 million of research and development (“R&D”) expenses, respectively, and $18.6 million and $14.3 million of general and administrative (“G&A”) expenses, respectively. The $2.2 million decrease in R&D was driven by milestone payments on a number of our products in development in 2021 that did not recur in 2022. The $4.3 million increase in G&A expenses was primarily due to personnel additions and increased sales & marketing spending to support our growing business. We incurred a net loss of $9.0 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and FDA fees associated with approved products. We anticipate that our G&A expenses will increase to support our business growth – particularly with respect to sales and marketing for additional personnel and promotional expenses.

Research and Development Expenses

We currently have eight employees that support our overall product development function. The majority of our spend in R&D is to third parties we contract with to develop and test our products in addition to development partner milestone payments.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net revenues of $21.8 million in 2021 included $19.0 million of licensing revenue, including $17.0 million from Azurity on three neurology products sold to them at the beginning of the year. Revenues were nominal in 2020 for Biorphen and reflected the launch of ALKINDI SPRINKLE® late in mid-December.

Our 2021 gross profit of $19.0 million was up significantly as the prior year negative gross profit level was adversely impacted by Biorphen price discounts and a reserve charge to cost of sales for certain slow-moving Biorphen inventory that we did not believe we would be able to sell before its expiry date.

For the years ended December 31, 2021 and 2020, we incurred $6.2 million and $14.1 million of research and development (“R&D”) expenses, respectively, and $14.3 million and $12.6 million of general and administrative (“G&A”) expenses, respectively. The $7.9 million decrease in R&D was driven by significant milestone payments on a number of our products in development in 2020 that did not recur in 2021. The $1.7 million increase in G&A expenses was primarily due to personnel additions and increased professional/consulting spending to support our growing business. We incurred a net loss of $2.0 million and $28.0 million for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

G&A expenses consisted primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and FDA fees. We anticipate that our G&A expenses will increase to support our business growth – particularly with respect to sales and marketing for additional personnel and promotional expenses.

Research and Development Expenses

We had seven employees that supported our overall product development function. The majority of our spend in R&D was to third parties we contracted with to develop and test our products in addition to development partner milestone payments. We closed our R&D facility in May 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had total assets of $25.0 million, cash and cash equivalents of $16.3 million and working capital of $13.5 million. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020 (amounts are in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Net cash provided by (used in) operating activities	$4,821	$(4,721)	$(22,346)
Net cash used in investing activities	(2,788)	(2,559)	(50)
Net cash flows (used in) provided by financing activities	(134)	391	31,625
Net change in cash and cash equivalents	$1,899	$(6,889)	$9,229

The decrease in cash used in operating activities is primarily a result of increased revenue. Investing activities in 2022 and 2021 consist primarily of licensing fees for Betaine and Carglumic Acid respectively. Financing activities in 2020 consisted of a follow-on common stock offering in October 2020.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

The Company sells its ALKINDI SPRINKLE® and Carglumic Acid product to one pharmacy distributor customer which provides order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its ALKINDI SPRINKLE® and Carglumic Acid products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although ALKINDI SPRINKLE® and Carglumic Acid sales are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company stores its ALKINDI SPRINKLE® and Carglumic Acid inventory at its pharmacy distributor customer location, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

In addition, the Company anticipates it will continue to receive revenues from product licensing agreements where it has contracted for milestone payments and royalties from products it has developed or acquired.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of December 31, 2022, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe we have any material exposure to interest rate risk due to the extremely low interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Product Sales Deductions

Critical Audit Matter Description

As described in Note 3 to the financial statements under the caption “Revenue Recognition for Contracts with Customers,” revenues from product sales are recognized net of reductions for estimated returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees (collectively, “sales deductions”), which are established at the time of sale.

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

Irvine, California

March 16, 2023

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$16,305	$14,406
Accounts receivable, net	1,852	5,471
Inventories	557	550
Prepaid expenses and other current assets	1,290	3,177
Total current assets	20,004	23,604

Property and equipment, net	72	115
Intangible assets, net	4,754	3,621
Operating lease right-of-use assets, net	188	104
Other long-term assets, net	12	21
Total assets	$25,030	$27,465

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,766	$1,774
Current portion of long-term debt	1,033	1,418
Accrued liabilities	3,662	1,366
Total current liabilities	6,461	4,558

Long-term debt, net of discount and including accrued fees	5,384	5,262
Operating lease liabilities, net of current portion	107	15

Total liabilities	11,952	9,835

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,353,119 and 24,626,004 shares issued and outstanding at December 31, 2022 and 2021, respectively	25	25
Additional paid-in capital	116,187	111,718
Accumulated deficit	(103,134)	(94,113)
Total stockholders’ equity	13,078	17,630

Total liabilities and stockholders’ equity	$25,030	$27,465

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Revenues:
Licensing revenue	$10,000	$19,000	$—
Product sales and royalties, net	11,251	2,832	39
Total net revenues	21,251	$21,832	39

Cost of Sales:
Licensing revenue	1,640	1,500	—
Product sales and royalties	5,293	1,327	436
Total cost of sales	6,933	2,827	436

Gross profit (loss)	14,318	19,005	(397)

Operating expenses:
Research and development	3,996	6,235	14,104
General and administrative	18,582	14,265	12,610
Total operating expenses	22,578	20,500	26,714

Loss from operations	(8,260)	(1,495)	(27,111)

Other income (expense):
Interest and other income (expense), net	(761)	(1,006)	(859)
Gain on PPP loan forgiveness	—	365	—
Gain on equipment sale	—	181	—

Loss before income tax expense	(9,021)	(1,955)	(27,970)

Income tax expense	—	—	—

Net loss	$(9,021)	$(1,955)	$(27,970)
Net loss per share, basic and diluted	$(0.36)	$(0.08)	$(1.33)

Weighted average number of common shares outstanding, basic and diluted	25,146	25,207	21,010

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	17,877,486	$18	$74,720	$(64,188)	$10,550

Stock-based compensation	15,190	—	2,576	—	2,576

Stock option exercises	194,878	—	255	—	255

Employee stock purchase plan	25,780	—	112	—	112

Proceeds from sales of common stock, net of offering costs	5,820,000	6	28,776	—	28,782

Issuance of common stock for product candidate licensing rights	379,474	—	1,264	—	1,264

Relative fair value of warrants to purchase common stock issued in connection with debt	—	—	94	—	94

Net loss	—	—	—	(27,970)	(27,970)

Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	3,381	—	3,381

Stock option exercises	144,233	1	338	—	339

Employee stock purchase plan	49,155	—	202	—	202

Common stock issued related to restricted stock units	25,000	—	—	—	—

Stock warrant exercises	94,808	—	—	—	—

Net loss	—	—	—	(1,955)	(1,955)

Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

Stock-based compensation	—	—	4,218	—	4,218

Stock option exercises	25,000	—	35	—	35

Employee stock purchase plan	69,884	—	171	—	171

Stock warrant exercises	632,231	—	45	—	45

Net loss	—	—	—	(9,021)	(9,021)

Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(9,021)	$(1,955)	$(27,970)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,218	3,381	2,576
Common stock issued for product candidate licensing rights	—	—	1,264
Depreciation and amortization	1,774	462	651
Debt discount amortization	127	148	121
Gain on forgiveness of PPP loan	—	(365)	—
Gain on sale of equipment	—	(181)	—
Changes in operating assets and liabilities:
Accounts receivable	3,619	(5,423)	425
Inventories	(7)	692	(862)
Prepaid expenses and other assets	1,902	(1,026)	(20)
Accounts payable	(8)	(570)	1,769
Accrued liabilities	2,217	116	(300)
Net cash provided by (used in) operating activities	4,821	(4,721)	(22,346)

Cash used in investing activities
Proceeds from sale of equipment	—	700	—
Purchases of property and equipment	(38)	(9)	(50)
Purchase of product licensing rights	(2,750)	(3,250)	—
Net cash used in investing activities	(2,788)	(2,559)	(50)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	—	—	1,965
Proceeds from sales of common stock, net of offering costs	—	—	28,782
Proceeds from PPP and EIDL loans	—	—	511
Debt paydown	(385)	(150)	—
Proceeds from employee stock purchase plan and stock option and stock warrant exercises	251	541	367
Net cash (used in) provided by financing activities	(134)	391	31,625

Change in cash and cash equivalents	1,899	(6,889)	9,229
Cash and cash equivalents at beginning of year	14,406	21,295	12,066
Cash and cash equivalents at end of year	$16,305	$14,406	$21,295

Supplemental disclosures of cash flow information
Cash paid for interest	$730	$815	$797
Cash paid for income taxes	$—	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Relative fair value of common stock warrants issued in connection with debt	$—	$—	$94
Right-of-use assets obtained in exchange for lease liabilities	$188	$—	$195

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1 — Company Overview

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative products to address unmet needs in patients suffering from rare diseases.

The Company currently has three FDA-approved rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria and has three additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, and ET-400.

In addition, the Company is entitled to royalties or milestone payments from six FDA-approved products that the Company developed and out-licensed. The products are Alaway® Preservative Free, EPRONTIA®, Cysteine Hydrochloride, ZONISADE™, Lamotrigine, and Biorphen®.

Note 2 — Liquidity Considerations

As of December 31, 2022, the Company had an accumulated deficit of $103,134 and for the year ended December 31, 2022 the Company had a net loss of $9,021.

To date, the Company has generated revenues from multiple products and expects further growth in 2023 and beyond in accordance with additional market penetration from these products plus revenues from additional products where it anticipates FDA approval. The Company currently believes its existing cash and cash equivalents of $16,305 as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with GAAP.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables, chargebacks and sales returns, valuation of inventories, useful lives of assets and the impairment of property and equipment, deferred tax assets, the accrual of research and development expenses and the valuation of common stock, stock options and warrants, and restricted stock units (“RSUs”). Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $262 and $96 as of December 31, 2022 and 2021, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at December 31, 2022 and 2021 consist solely of purchased finished goods. At December 31, 2022, inventories are shown net of a reserve for damaged Biorphen inventory yet to be destroyed and net of ALKINDI SPRINKLE® inventory at risk of expiry prior to being sold. At December 31, 2021, inventories are shown net of a reserve for Biorphen inventory due to the risk of expiry prior to being sold. There was an inventory reserve of $62 and $1,414 at December 31, 2022 and 2021, respectively.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019 and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s (see Note 14), amortization of that asset was accelerated to record $275 of expense in June 2022 and the remaining $75 of expense in the last six months of the year ended December 31, 2022. A $750 payment related to the approval of Rezipres® had been capitalized in Q1 2022 and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the Rezipres® asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,000 and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $1,996 of accumulated amortization as of December 31, 2022. The Company recorded $1,617, $204, and $150 of amortization expense for the years ended December 31, 2022, 2021, and 2020 respectively. During the years ended December 31, 2021 and 2020, the Company reclassified $204 and $150 of amortization expense of intangible assets, respectively, to cost of sales to conform with the current year presentation. The table below shows the estimated remaining amortization for these products for each of the five years from 2023 to 2027 and thereafter.

Year	Amortization Expense
2023	$725
2024	725
2025	725
2026	725
2027	608
Thereafter	1,246
Total estimated amortization expense	$4,754

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the years ended December 31, 2022, 2021 and 2020.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Leases

The Company accounts for leases in accordance with ASC Topic 842 — Leases. The Company reviews all relevant facts and circumstances of a contract to determine if it is a lease whereby the terms of the agreement convey the right to control the direct use and receive substantially all the economic benefits of an identified asset for a period of time in exchange for consideration. The associated right-of-use assets and lease liabilities are recognized at lease commencement. The Company measures lease liabilities based on the present value of the lease payments over the lease term discounted using the rate it would pay on a loan with the equivalent payments and term for the lease. The Company does not include the impact for lease term options that would extend or terminate the lease unless it is reasonably certain that it will exercise any such options. The Company accounts for the lease components separately from non-lease components for its operating leases.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2022 and 2021.

The Company commences recognizing operating lease expense when the lessor makes the underlying asset available for use by the Company and the operating lease expense is recognized on a straight-line basis over the term of the lease. Variable lease payments are expensed as incurred.

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

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents which are invested in money market funds and U.S. treasury bills from time to time. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets. The Company believes the associated credit risk to be minimal.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2022 or 2021. The accounts receivable balance at December 31, 2022 and 2021 and product sales revenue recognized during the year ended December 31, 2022 and 2021 consist of sales to and amounts due from AmerisourceBergen Corporation, Cardinal Health Services and McKesson Corporation for sales of the Company’s Biorphen product. The December 31, 2022 accounts receivable balance and sales in 2022 also include amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® product and its Carglumic Acid product. AnovoRx sales made up 45.5% of 2022 total net revenues and 79.8% of net accounts receivable as of December 31, 2022, and 9.0% of 2021 total net revenues and 6.4% of net accounts receivable as of December 31, 2021.

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

The Company sells its ALKINDI SPRINKLE® and Carglumic Acid product to one pharmacy distributor customer which provides order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its ALKINDI SPRINKLE® and Carglumic Acid products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although ALKINDI SPRINKLE® and Carglumic Acid sales are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company stores its ALKINDI SPRINKLE® and Carglumic Acid inventory at its pharmacy distributor customer location, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Cost of Product Sales

Cost of product sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers, the amortization of certain intangible assets, and freight and handling/storage costs from the Company’s 3PL logistics service providers. The cost of sales for profit-sharing and royalty fees and costs for purchased finished products and the associated inbound freight expense is recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Cost of sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2022, 2021 or 2020 as the Company reported a net loss for the years ended December 31, 2022, 2021 and 2020 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 9).

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of December 31, 2022 and 2021, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of December 31, 2022 and 2021, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at December 31, 2022 or 2021, and has not recognized interest and penalties in the statements of operations for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company is subject to taxation in the United States and certain individual states – primarily Illinois and Tennessee. The Company’s tax losses from 2017 through 2022 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2022 or 2021.

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt obligation. The carrying amounts of these financial instruments, except for the long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt obligation approximate their respective fair values.

Impact of New Accounting Pronouncements

There were no new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) during the current period that would apply to the Company and have a material impact on its financial position or results of operations.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Computer hardware and software	$177	$157
Furniture and fixtures	112	106
Equipment	52	132
Leasehold improvements	71	71
Construction in progress	12	—
	424	466
Less: accumulated depreciation and amortization	(352)	(351)
Property and equipment, net	$72	$115

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $66, $155 and $347, respectively.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s ALKINDI SPRINKLE® product licensing agreement (see Note 14) and the Company’s March 2020 sale of shares of its common stock (see Note 6), the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and ALKINDI SPRINKLE® which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee is assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company was required to maintain a minimum cash balance of $3,000, only pay interest on the debt until February 2022 and then pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

On April 5, 2022, the Company and SWK entered into an amendment to the SWK Credit Agreement which allowed for a deferral of loan principal payments until May 2023 and reduced the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $1,033 as principal due in the next 12 months and the remainder classified as long-term debt in its balance sheet at December 31, 2022. Because LIBOR was intended to be phased out by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date of LIBOR has been deferred to June 30, 2023 and we do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under the SWK Credit Agreement. The Company is in discussions with SWK regarding an alternate reference rate.

The Company recorded interest expense of $955, $1,042 and $884 in 2022, 2021 and 2020, respectively, which included $127, $148 and $121, respectively, of debt discount amortization. The Company had accrued interest of $231 and $134 as of December 31, 2022 and 2021, respectively, which is included in accrued liabilities in the accompanying balance sheets.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 – Debt (continued)

The table below reflects the future annual payments for the SWK loan principal and interest as of December 31, 2022.

Amount
2023	$1,853
2024	6,595
Total payments	8,448
Less: amount representing interest	(1,833)
Loan payable, gross	6,615
Less: current portion of long-term debt	(1,033)
Less: unamortized discount	(198)
Long-term debt, net of unamortized discount	$5,384

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

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6 — Common Stock (continued)

For the years ended December 31, 2022 and 2021, the Company issued 25,000 and 144,233 shares, respectively, of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). For the years ended December 31, 2022 and 2021, the Company issued 69,884 and 49,155 shares, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). In April 2020, the Company issued 15,190 shares of its common stock as an RSA to a new employee. This RSA vested 25% every three months and was 100% vested in April 2021. In April 2021, the Company issued 25,000 shares of its common stock to a member of its board of directors upon his retirement from the board in connection with previously vested RSUs. During 2022, there were 1,067,242 warrants exercised, a portion of which was a cashless exercise, resulting in 632,231 shares of common stock being issued by the Company.

Note 7 — Common Stock Warrants

Listed below is a summary of warrants outstanding as of December 31, 2022:

Description of Warrants	No. of Shares	Exercise Price
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt (Tranche #1)	51,239	$5.86
SWK Warrants – Debt (Tranche #2)	18,141	$6.62
Total	483,380	$7.29 (Avg)

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

On June 26, 2022, 467,242 warrants from the 2017 preferred stock offering with an exercise price of $3.00 were set to expire. Prior to the expiration, the Company entered into an agreement with the warrant holders, whereby it modified the terms of the warrants to extend the expiration date until December 26, 2022 in exchange for the Company retaining the option of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of $244 that is included in general and administration expense on the Statement of Operations for the year ended December 31, 2022.

A rollforward of the warrants outstanding is listed in the table below:

No. of Shares
Balance as of the beginning of the year	1,554,826
Exercise of Placement Agent Warrants – 2017 Preferred Stock Offering	(1,067,242)
Expiration of Placement Agent Warrants – 2017 Preferred Stock Offering	(4,204)
Balance as of the end of the year	483,380

There were 1,067,242 warrants exercised in 2022 resulting in 632,231 shares of common stock being issued by the Company. There were 135,650 warrants exercised in 2021 (all on a cashless basis) resulting in 94,808 shares of common stock being issued by the Company. The intrinsic value of the warrants exercised was $2,367 in 2022 and $806 in 2021.

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 239,167 shares available for future issuance under the 2018 Plan as of December 31, 2022.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2019, the share reserve was increased by 704,317 shares based on the 17,607,928 shares of common stock outstanding at December 31, 2018. On January 1, 2020, the share reserve was increased by 715,099 shares based on the 17,877,486 shares of common stock outstanding at December 31, 2019. On January 1, 2021, the share reserve was increased by 972,512 shares based on the 24,312,808 shares of common stock outstanding at December 31, 2020. On January 1, 2022, the share reserve was increased by 985,040 shares based on the 24,626,004 shares of common stock outstanding at December 31, 2021. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

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

In July 2022 and September 2022, the Company’s board of directors approved modifications of certain outstanding awards of two senior executives, one of whom retired in May 2022 and the other whose employment was terminated in July 2022. The combined awards had an exercise price range of $1.37 to $8.61 which were set to expire 90 days after retirement or termination as the case may be, and the Company extended the expiration dates to April 2023. No other terms were modified. Due to these modifications, the Company incurred a modification expense of approximately $104 that is included in general and administration expense on the Statement of Operations for the year ended December 31, 2022.

For the years ended December 31, 2022, 2021, and 2020, the Company’s total stock-based compensation expense was $4,218, $3,381 and $2,576, respectively. Of these amounts, $3,954, $2,838 and $2,295 was recorded in general and administrative expenses, respectively, and $264, $543 and $281 was recorded in R&D expenses, respectively.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2022	3,513,719	$5.22
Issued	1,333,770	3.72
Exercised	(25,000)	1.38
Forfeited/Cancelled	(420,197)	6.04
Options outstanding as of December 31, 2022	4,402,292	$4.71	7.5	$884
Options exercisable at December 31, 2022	3,037,846	$4.68	7.0	$800
Options vested and expected to vest at December 31, 2022	4,352,292	$4.74	7.5	$812

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised during 2022 was $31.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

There were 25,000 shares issued for exercise of stock options during the year ended December 31, 2022 for proceeds of $35.

The assumptions used to calculate the fair value of options granted during the years ended December 31, , 2022, 2021, and 2020 under the BSM were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Expected dividends	—%	—%	—%
Expected volatility	70%	70-80%	95%
Risk-free interest rate	1.5-3.9%	0.9-1.4%	0.4-0.7%
Expected term	5.9 years	6.0 years	5.9 years
Weighted average fair value	$2.32	$5.64	$3.06

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

As of December 31, 2022, there was a total of $3,868 of unrecognized compensation costs related to non-vested stock option awards which will be recognized over a weighted average period of 2 years.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the year ended December 31, 2022:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of January 1, 2022	—	$—
Granted	373,606	$2.63
Vested	—	—
Forfeited	(4,000)	$2.63
Outstanding and unvested as of December 31, 2022	369,606	$$2.63

Stock-based compensation related to RSUs was $114 for the year ended December 31, 2022. As of December 31, 2022, there was $858 of unrecognized stock-based compensation expense related to unvested RSUs which will be recognized over a weighted average period of 3.5 years.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

Employee Stock Purchase Plan

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

The Company recorded an expense of $128, $73 and $71 in 2022, 2021, and 2020, respectively, related to the ESPP. For the years ended December 31, 2022 and 2021, there were 69,884 and 49,155 share issuances, respectively, under the ESPP. The weighted average grant date fair value of share awards in 2022, 2021, and 2020 was $1.17, $2.50 and $2.32 per share, respectively. Employees contributed $234 and $205 to the ESPP during 2022 and 2021, respectively. Of these amounts, $23 and $22 at December 31, 2022 and 2021, respectively, are included in accrued liabilities in the accompanying balance sheets. As of December 31, 2022, there were 560,296 shares available for issuance under the ESPP.

Note 9 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at December 31, 2022, 2021, and 2020 were 5,494,153, 4,286,687 and 3,371,489, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020

Net loss	$(9,021)	$(1,955)	$(27,970)
Weighted average common shares outstanding (basic and diluted)	25,145,657	25,207,299	21,010,058
Net loss per common share (basic and diluted)	$(0.36)	$(0.08)	$(1.33)

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 10 — Related-Party Transactions

Harrow

The Chief Executive Officer of Harrow Health, Inc. (“Harrow”) was a member of the Company’s board of directors until March 17, 2021 when he retired from service with the board. The Company issued 25,000 shares to the Harrow CEO in April 2021 after his retirement from the Company’s board associated with RSUs that were previously fully vested. As of December 31, 2022, Harrow owned 1,982,000 shares of Eton’s common shares which represents 7.8% of the Company’s common shares outstanding.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,818 of the non-royalty and royalty revenue as of December 31, 2022. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the product’s U.S market share falls below a specified target percentage.

There were no amounts due to Eyemax under the terms of the Amended Agreement as of December 31, 2022 or December 31, 2021.

Note 11 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

On January 12, 2018, the Company signed an amended lease agreement to lease additional office space adjacent to its current corporate office space in Deer Park, Illinois. The amended lease was scheduled to expire at the end of March 2021. In October 2020, the Company renewed its office lease for a two-year period through March 31, 2023 and recorded $195 in ROU assets and $195 in operating lease liabilities in association with the lease extension. In November 2022, the Company renewed its office lease for a two-year period through March 31, 2025 and recorded $188 in ROU assets and $188 in operating lease liabilities in association with the lease extension. On March 7, 2018, the Company entered into a lease for laboratory space at a complex in Lake Zurich, Illinois. The lease commenced on March 7, 2018 and was scheduled to expire in February 2021. In November 2020, this laboratory lease was extended to June 2021 and was not extended after that date as the Company completed an evaluation its laboratory operations requirements and determined it would discontinue the laboratory activities and outsource its requirements.

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

The Company’s leases do not contain readily determinable implicit discount rates, and therefore, the Company was required to use its incremental borrowing rate of 7.8% to discount the future lease payments based on information available at lease commencement. In October 2020, the new discount rate for the office lease extension was estimated at 5.4%. In November 2022, the new discount rate for an additional office lease extension was estimated at 8.6%. The incremental borrowing rate was estimated by determining the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the statements of operations was $0, $9 and $55 and $82, $86 and $84 for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company recorded $87, $113, and $139, respectively, in rent expense. Cash paid for amounts included in the measurement of operating lease liabilities was $88 and $83 for years ended December 31, 2022 and 2021, respectively. The ROU asset amortization for years ended December 31, 2022, 2021, and 2020 was $82, $88 and $129, respectively, and is reflected in depreciation and amortization in the Company’s statements of cash flows. As of December 31, 2022, the weighted-average remaining lease term was 2.25 years, and the weighted-average discount rate was 8.6%.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 11 — Leases (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2022:

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$188
Total leased assets		$188
Liabilities
Operating lease liabilities, current	Accrued liabilities	$75
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	107
Total operating lease liabilities		$182

The Company’s future annual lease commitments as of December 31, 2022 are as indicated below:

	Total	2023	2024	2025
Undiscounted lease payments	$201	$88	$90	$23
Less: Imputed interest	(19)
Total lease liabilities	$182

Note 12 – Income Taxes

The provision for income taxes for the Company consists of the following for the years ended December 31, 2022, 2021 and 2020:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—

Deferred:
Federal	2,272	460	6,020
State	812	185	2,151
Change in valuation allowance	(3,084)	(645)	(8,171)
Total deferred expense	—	—	—
Total provision	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12 – Income Taxes (continued)

The significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Net operating losses	$17,183	$15,871
Stock-based expenses	3,090	2,135
Accruals and other	1,359	542
Total deferred tax assets	21,632	18,548
Valuation allowance	(21,632)	(18,548)
Net deferred tax assets	$—	$—

Based on the uncertainty of future taxable income at this time management believes a 100% valuation reserve for the $21,632 and $18,548 deferred tax assets at December 31, 2022 and 2021, respectively, is appropriate.

A reconciliation of the statutory federal tax rate to effective tax rate is shown below:

	Year ended December 31	Year ended December 31,	Year ended December 31,
	2022	2021	2020
Benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
Permanent items (primarily warrants and stock compensation)	(3.3)	(2.5)	(0.5)
State tax benefit	(8.7)	(9.5)	(7.7)
Federal rate change	—	—	—
Other items	—	—	—
Increase in valuation allowance	33.0	33.0	29.2
Income tax expense	—%	—%	—%

The Company has a federal and state NOL carryforward of $60,281 as of December 31, 2022. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017 in the amount of $54,629 may be carried forward indefinitely and are subject to an 80% usage limitation. The deductibility of federal NOLs generated in tax years beginning before December 31, 2017 in the amount of $5,652 will expire in 2037. The state NOL carry forward will begin to expire in 2029.

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

Note 13 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the years ended December 31, 2022, 2021 and 2020, the Company made $172, $154 and $117, respectively, in matching contributions.

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

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine were developed by the Company and its various product candidate development partners and the Company subsequently sold all its rights and interests in these three products to Azurity in 2021. The Company has recognized $22,000 in milestone revenues to date from these three products (including $5,000 received in 2022) and may receive up to $20,000 in additional milestone revenues related to FDA product approvals and the future sales levels for the products. Azurity has assumed royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

During the years ended December 31, 2021 and 2020 the Company worked with Tulex Pharmaceuticals, Inc. (“Tulex”) as a third-party contract manufacturer to develop an oral solution for Topiramate (fka ET-101) which targets a neurological condition. The Company subsequently filed the product with the FDA in October 2020 and paid a $1,438 filing fee. In November 2021, the product received approval from the FDA and was launched by Azurity in December 2021. The Company recognized a $5,000 milestone revenue at launch which was reflected in accounts receivable on the Company’s balance sheet at December 31, 2021 and subsequently collected in January 2022.

On January 23, 2019, the Company entered into a Licensing and Supply Agreement (the “Agreement”) with Liquimeds Worldwide (“LMW”) for Zonisamide oral liquid, a development stage product candidate (“ET-104”). Pursuant to the terms of the Agreement, the Company was to be responsible for regulatory and marketing activities and LMW was responsible for development and manufacturing of ET-104. The Company paid $650 to Azurity upon issuance of patent covering ET-104 listed in the FDA’s Orange Book in November 2022 and will pay $500 in the event that product sales in excess of $10,000 were achieved within a calendar year.

On June 12, 2019, the Company entered into an Exclusive Licensing and Supply Agreement (the “ET-105 License Agreement”) with Aucta Pharmaceuticals, Inc. (“Aucta”) for marketing rights in the United States to Lamotrigine, an oral suspension product candidate for use as an adjunct therapy for partial seizures, primary generalized tonic-clonic seizures, and generalized seizures of Lennox-Gastaut syndrome in patients two years of age and older. Pursuant to the terms of the ET-105 License Agreement, the Company was to be responsible for marketing activities and Aucta will be responsible for development, manufacturing, and regulatory activities related to obtaining regulatory approval. The Company paid Aucta a licensing payment of $2,000 in August 2019 upon receiving an acceptance for review letter from the FDA and will pay $2,450 upon FDA approval and commercial sales of the product candidate and another $1,000 upon issuance of an Orange-book listed patent. If Aucta successfully completes a Lamotrigine product line extension product, Eton will pay $1,500 upon FDA acceptance of the product filing. Aucta will be entitled to receive milestone payments from the Company of up to $3,000 based on commercial success of the product, including $1,000 when net sales exceed $10 million in a calendar year, and $2,000 when net sales exceed $20 million in a calendar year.

Eton Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 14 — Commitments and Contingencies (continued)

Azurity will assume royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

On March 27, 2020, the Company entered into an Exclusive Licensing and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing ALKINDI SPRINKLE® in the United States. ALKINDI SPRINKLE®’s New Drug Application (NDA) was approved by the FDA on September 29, 2020 as a replacement therapy for pediatric patients with adrenocortical insufficiency.

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

On June 15, 2021, the Company acquired U.S. and Canadian rights to Crossject’s ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The Company paid Crossject $500 upon signing, $500 in March 2022 upon a completion of a successful technical batch and could pay up to $3,500 in additional development milestones and up to $6,000 in commercial milestones, as well as a 10% royalty on net sales.

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

In June 2022, the Company sold its rights in Cysteine Hydrochloride, Biorphen®, and Rezipres® to Dr. Reddy’s. Under the terms of the transaction, Dr. Reddy’s assumed immediate ownership of Eton’s rights and interest in the products. The Company received $5,000 at closing, recorded as licensing revenue in the twelve months ended December 31, 2022, and could receive up to $42,500 of additional payments based on the achievement of certain event-based and sales-based milestones. Of the $5,000 received at closing, $250 was held in escrow to address potential indemnity claims during the 12-month period following the effective date of the agreement. In addition, 10% of any additional payments paid by Dr. Reddy’s during the 12-month period following the effective date will be held in escrow and subsequently released to Eton upon expiration of the 12-month period following the effective date. In accordance with the terms of the agreement, $812 of Sintetica profit share receivables were expensed as cost of goods sold in the twelve months ended December 31, 2022.

On September 13, 2022, the Company acquired an FDA-approved ANDA for Betaine Anhydrous for oral solution. The ANDA was approved by the FDA on January 28, 2022. The Company paid $2,000 upon signing and could pay up to $1,000 in commercial milestones. The Company will retain 65% of the product profits with the balance being distributed to the licensor.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022 or 2021.

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

As of December 31, 2022, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2023 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

(3) Exhibits

The following exhibits have been filed or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed November 20, 2018).
4.1	Specimen Certificate representing shares of common stock of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

Exhibit No.	Description
4.3	Warrant dated November 13, 2019 issued to SWK Holdings LLC. (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 5, 2020).
10.1	Registration Rights Agreement dated June 19, 2017 by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.2†	Asset Purchase Agreement (DS-200) dated June 23, 2017 between Selenix, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.3	Amended and Restated Agreement relating to sales and marketing dated February 18, 2019 between the Registrant and Eyemax, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)
10.4†	Sales/Marketing Agreement (DS-300) dated November 17, 2017 by and among AL Pharma, Inc., SCS National, LLC, Dry Creek Project, LLC and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.5+	Offer Letter Agreement by and between the Registrant and Sean E. Brynjelsen, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.6+	Offer Letter Agreement by and between the Registrant and James Gruber, dated as of March 25, 2022.
10.7+	2018 Equity Incentive Plan as amended December 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 16, 2021).

Exhibit No.	Description
10.8+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.9	Amendment No. 1 dated August 29, 2018 to Sales/Marketing Agreement (DS-300) dated November 17, 2017 between AL Pharma, Inc. and the Registrant (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).
10.10	Credit Agreement dated as of November 13, 2019, by and among the Company and SWK Funding LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 5, 2020) (as amended on April 5, 2022 and such amendment is incorporated by reference to exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2022).
23.1	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
*	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

March 16, 2023	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Gruber
James Gruber
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Sean Brynjelsen and James Gruber, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, severally, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Eton Pharmaceuticals, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director	March 16, 2023
Sean E. Brynjelsen	(Principal Executive Officer)

/s/ James Gruber	Chief Financial Officer, Treasurer and Secretary	March 16, 2023
James Gruber	(Principal Financial and Accounting Officer)

/s/ Jennifer M. Adams	Director	March 16, 2023
Jennifer M. Adams

/s/ Charles J. Casamento	Director	March 16, 2023
Charles J. Casamento

/s/ Paul V. Maier	Director	March 16, 2023
Paul V. Maier

/s/ Norbert G. Riedel, Ph.D.	Director	March 16, 2023
Norbert G. Riedel, Ph.D.

