Form 10-Q
period 2023-03-31
Eton Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1710340

UNITED STATES-

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2023, Eton Pharmaceuticals, Inc. had outstanding 25,504,378 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,708	$16,305
Accounts receivable, net	2,874	1,852
Inventories	437	557
Prepaid expenses and other current assets	1,099	1,290
Total current assets	19,118	20,004

Property and equipment, net	56	72
Intangible assets, net	4,573	4,754
Operating lease right-of-use assets, net	169	188
Other long-term assets, net	12	12
Total assets	$23,928	$25,030

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,233	$1,766
Current portion of long-term debt	1,339	1,033
Accrued liabilities	4,922	3,662
Total current liabilities	7,494	6,461

Long-term debt, net of discount and including accrued fees	5,107	5,384
Operating lease liabilities, net of current portion	86	107

Total liabilities	12,687	11,952

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,504,378 and 25,353,119 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	26	25
Additional paid-in capital	117,009	116,187
Accumulated deficit	(105,794)	(103,134)
Total stockholders’ equity	11,241	13,078

Total liabilities and stockholders’ equity	$23,928	$25,030

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2023	2022
Revenues:
Licensing revenue	$—	$—
Product sales and royalties	5,304	2,176
Total net revenues	5,304	2,176

Cost of sales:
Licensing revenue	—	—
Product sales and royalties	1,958	849
Total cost of sales	1,958	849

Gross profit	3,346	1,327

Operating expenses:
Research and development	535	1,618
General and administrative	5,345	4,796
Total operating expenses	5,880	6,414

(Loss) income from operations	(2,534)	(5,087)

Other (expense) income:
Interest and other expense, net	(126)	(243)

(Loss) income before income tax expense	(2,660)	(5,330)

Income tax expense	—	—

Net (loss) income	$(2,660)	$(5,330)
Net (loss) income per share, basic and diluted	$(0.10)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	25,525	25,301

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078

Stock-based compensation	—	—	872	—	872

Stock option exercises	202,126	1	131	—	132

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(181)	—	(181)

Net loss	—	—	—	(2,660)	(2,660)

Balances at March 31, 2023	25,504,378	$26	$117,009	$(105,794)	$11,241

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

Stock-based compensation	—	—	1,083	—	1,083

Net loss	—	—	—	(5,330)	(5,330)

Balances at March 31, 2022	24,626,004	$25	$112,801	$(99,443)	$13,383

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net loss	$(2,660)	$(5,330)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	872	1,083
Depreciation and amortization	213	181
Debt discount amortization	29	36
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	4,675
Inventories	120	40
Prepaid expenses and other assets	191	961
Accounts payable	(530)	(393)
Accrued liabilities	1,239	(30)
Net cash (used in) provided by operating activities	(1,548)	1,223

Cash flows from investing activities
Purchases of property and equipment	—	(15)
Net cash used in investing activities	—	(15)

Cash flows from financing activities
Repayment of long-term debt	—	(385)
Proceeds from employee stock purchase plan and stock option exercises	132	—
Payment of tax withholding related to net share settlement of stock option exercises	(181)
Net cash used in financing activities	(49)	(385)

Change in cash and cash equivalents	(1,597)	823
Cash and cash equivalents at beginning of period	16,305	14,406
Cash and cash equivalents at end of period	$14,708	$15,229

Supplemental disclosures of cash flow information
Cash paid for interest	$216	$215
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities:
Payable for product license fee	$—	$750

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

The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria and has four additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, ET-400, and ET-600.

In addition, the Company is entitled to royalties or milestone payments from four FDA-approved products and one product candidate under development that the Company developed and out-licensed. The products are EPRONTIA™, Cysteine Hydrochloride, Zonisade®, Biorphen®, and Lamotrigine for Oral Suspension.

Note 2 — Liquidity Considerations

The Company currently believes its existing cash and cash equivalents of $14,708 as of March 31, 2023 along with revenues from approved products and additional milestone payments expected to be paid in 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth, completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations might need to be scaled back or discontinued.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the periods ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2023 and 2022 are also unaudited. The results for the three-month periods ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables, chargebacks and sales returns, valuation of inventories, useful lives of assets and the impairment of property and equipment and intangible assets, deferred tax assets, the accrual of research and development expenses and the valuation of stock options and warrants, and restricted stock units. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of March 31, 2023, the Company’s cash is in a non-interest bearing account as well as a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The total for these reserves amounted to $176 and $262 as of March 31, 2023 and December 31, 2022, respectively. The Company considers historical collection rates and current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at March 31, 2023 and December 31, 2022 consist solely of purchased finished goods. At March 31, 2023 and December 31, 2022 inventories are shown net of reserves for its ALKINDI SPRINKLE® of $56 and $62, respectively, due to the risk of expiry before this entire stock of inventories is sold.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment relates to an FDA-approved product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019 and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s Laboratories S.A. (“Dr. Reddy’s”) (see Note 11) in June 2022, amortization of that asset was accelerated to record $275 of expense in June 2022 and the remaining $75 of expense in the last six months of the year ended December 31, 2022. A $750 payment related to the approval of Rezipres had been capitalized in Q1 2022 and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the Rezipres asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,000 and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $2,177 of accumulated amortization as of March 31, 2023. The Company recorded $181 and $131, respectively, of amortization expense for the three months ended March 31, 2023 and 2022. The table below shows the estimated remaining amortization for these products for each of the five years from 2023 to 2027 and thereafter.

Amortization
Year	Expense
Remainder of 2023	$544
2024	725
2025	725
2026	725
2027	608
Thereafter	1,246
Total estimated amortization expense	$4,573

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the three months ended March 31, 2023 and 2022.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of March 31, 2023 and 2022.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at  March 31, 2023 or 2022. The accounts receivable balance at March 31, 2023 and product sales revenue recognized during the period ended March 31, 2023 consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products. The accounts receivable balance at March 31, 2022 and product sales revenue recognized during the period ended March 31, 2022 consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products as well as sales to and amounts due from AmerisourceBergen Corporation, Cardinal Health Services and McKesson Corporation for sales of the Company’s Biorphen product. AnovoRx sales made up 96.3% of total net revenues recognized in the period ended March 31, 2023 and 95.1% of net accounts receivable as of March 31, 2023, and 68.5% of total net revenues recognized in the period ended March 31, 2022 and 79.8% of net accounts receivable as of December 31, 2022.

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

The Company sells its rare disease products to one pharmacy distributor customer which provides order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its rare disease products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although rare disease product sales are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company stores its rare disease product inventory at its pharmacy distributor customer location, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Cost of Product Sales

Cost of product sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers, freight and handling/storage costs from the Company’s 3PL logistics service providers, and amortization expense of certain intangible assets. The cost of sales for profit-sharing and royalty fees and costs for purchased finished products and the associated inbound freight expense are recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Cost of product sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month periods ended March 31, 2023 and  March 31, 2022, common stock equivalents of 5,441,568 and 5,110,852, respectively, are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to employees or directors that have vested, but the issuance and delivery of the shares of common stock are deferred until the director retires from service as a director.

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

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses, requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables, and new disclosures. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of March 31, 2023, using its expected credit loss evaluation process described above, resulted in no provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Computer hardware and software	$187	$177
Furniture and fixtures	111	112
Equipment	52	52
Leasehold improvements	71	71
Construction in Progress	—	12
	421	424
Less: accumulated depreciation	(365)	(352)
Property and equipment, net	$56	$72

Depreciation expense for the three months ended March 31, 2023 and 2022 was $13 and $21, respectively.

Note 5 — Long-Term Debt

SWK Loan

On November 13, 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding its EM-100/Alaway Preservative-Free eye allergy product (“EM-100”). In March 2020, in conjunction with the Company’s ALKINDI SPRINKLE® product licensing agreement (see Note 11) and the Company’s March 2020 sale of additional shares of its common stock, the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw $2,000 and the ability to borrow an additional $3,000 based upon the FDA approval of EM-100 and ALKINDI SPRINKLE® which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 on August 11, 2020. The term of the SWK Credit Agreement is for five years and borrowings bear interest at a rate of LIBOR 3-month plus 10.0%, subject to a stated LIBOR floor rate of 2.0%. A 2.0% unused credit limit fee was assessed during the first twelve months after the date of the SWK Credit Agreement and loan fees include a 5.0% exit fee based on the principal amounts drawn which is payable at the end of the term of the SWK Credit Agreement. The Company was required to maintain a minimum cash balance of $3,000, only pay interest on the debt until February 2022 and then pay 5.5% of the loan principal balance commencing on February 15, 2022 and then every three months thereafter until November 13, 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In March 2020, SWK provided a waiver for the Company to obtain loans with the Small Business Association. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

Note 5 — Long-Term Debt (continued)

These warrants (the “SWK Warrants”) are exercisable immediately and have a term of seven years from the date of issuance. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

On April 5, 2022, the Company and SWK entered into an amendment to the SWK Credit Agreement which allowed for a deferral of loan principal payments until May 2023 and reduced the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $1,339 as principal due in the next 12 months and the remainder classified as long-term debt in its balance sheet at March 31, 2023. Because LIBOR was intended to be phased out by the end of 2021, future borrowings under our Credit Agreement could be subject to reference rates other than LIBOR. However, the cessation date has been deferred to June 30, 2023 and we do not expect the planned discontinuation of LIBOR to have a material impact on interest payments incurred under the SWK Credit Agreement. The Company is in discussions with SWK regarding an alternate reference rate.

Interest expense of $265 was recorded during the three months ended March 31, 2023, which included $29 of debt discount amortization. Interest expense of $247 was recorded during the three months ended March 31, 2022, which included $36 of debt discount amortization. As of March 31, 2023, $251 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of March 31, 2023.

Amount
Remainder of 2023	$1,643
2024	6,602
Total payments	8,245
Less: amount representing interest	(1,630)
Loan payable, gross	6,615
Less: current portion of long-term debt	(1,339)
Less: unamortized discount	(169)
Long-term debt, net of unamortized discount	$5,107

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the three months ended March 31, 2023, the Company issued 202,126 shares of its common stock resulting from cash and non-cash stock option exercises under its 2018 Equity Incentive Plan (see Note 8).  The Company withheld 50,867 shares for payroll tax obligations totaling $181 for the three months ended March 31, 2023. The Company did not have any stock issuance activity for the three months ended March 31, 2022.

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2023 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
Placement Agent Warrants - IPO	414,000	$7.50
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
Total (Avg)	483,380	$7.29

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan (as amended in December 2020, the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 516,298 shares available for future issuance under the 2018 Plan as of March 31, 2023.

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

To date, all stock options issued have been non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life, except for options to purchase 50,000 shares of the Company’s common stock granted to product consultants in July 2017 that expired, unexercised, in July 2022.

For the three months ended March 31, 2023 and 2022, the Company’s total stock-based compensation expense was $872 and $1,083, respectively. Of these amounts, $818 and $995 was recorded in general and administrative expenses, respectively, and $54 and $88 was recorded in research and development expenses, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2022	4,402,292	$4.71
Issued	1,053,291	$3.47
Exercised	(402,308)	$2.22
Forfeited/Cancelled	(61,250)	$1.95
Outstanding as of March 31, 2023	4,992,025	$4.68	8.0	$2,140
Exerciseable as of March 31, 2023	2,858,033	$5.05	7.0	$1,321
Vested and expected to vest at March 31, 2023	4,992,025	$4.68	8.0	$2,140

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at March 31, 2023 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock-based compensation related to stock options was $778 and $1,038 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was a total of $5,473 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the three-months ended  March 31, 2023 was $2.29 per share. In the three-month period ended March 31, 2023, there were five stock option exercises which totaled 402,308 shares at a weighted average exercise price of $2.22 per share with an intrinsic value of $601. There were no stock option exercises during the three-month period ended March 31, 2022.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the three months ended March 31, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2022	369,606	$2.63
Granted	—	$—
Vested	—	$—
Forfeited	(4,000)	$2.63
Outstanding and unvested as of March 31, 2023	365,606	$2.63

Stock-based compensation related to RSUs was $58 for the three months ended March 31, 2023. As of March 31, 2023, there was $789 of unrecognized stock-based compensation expense related to unvested RSUs which will be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) provides for an initial reserve of 150,000 shares and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2023, there were 710,296 shares available for issuance under the ESPP.

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

In accordance with the June and December stock purchase periods for the ESPP, there were no share issuances in the first three months of 2023 and 2022. The weighted average grant date fair value of share awards in the first three months of 2023 and 2022 was $1.11 and $1.37, respectively. Employees contributed $107 and $108 via payroll deductions during the three months ended March 31, 2023 and 2022, respectively. The Company recorded an expense of $36 and $45 related to the ESPP in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the accompanying condensed balance sheets include $130 and $23, respectively, in accrued liabilities for remaining employee ESPP contributions.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company is entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company has retained the full Recovery Amount, it is entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,818 of the non-royalty and royalty revenue as of March 31, 2023. The Amended Agreement also contains customary representations, warranties, covenants and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the product’s U.S market share falls below a specified target percentage.

There were no amounts due to Eyemax under the terms of the Amended Agreement as of March 31, 2023 or December 31, 2022.

Effective March 24, 2023, Bausch Health has discontinued sales of Alaway® Preservative Free.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented in the “General and Administrative” captions in the condensed statements of operations was $23 for the three months ended  March 31, 2023 and $21 for the three months ended March 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $19 for the three months ended March 31, 2023 and $20 for the three-month period ended March 31, 2022. The ROU asset amortization was $19 for the three-month period ended March 31, 2023 and $20 for the three-month period ended March 31, 2022 and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of March 31, 2023, the weighted-average remaining lease term was 2.0 years, and the weighted-average incremental borrowing rate was 8.6%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2023 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$169
Total leased assets		$169
Liabilities
Operating lease liabilities, current	Accrued liabilities	$78
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	$86
Total operating lease liabilities		$164

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of March 31, 2023 is as indicated below:

	Total	2023	2024	2025	Thereafter
Undiscounted lease payments	$179	66	90	23	—
Less: Imputed interest	(15)
Total lease liabilities	$164

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 11 — Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that would have a material impact on the operations of the Company.

License and product development agreements

The Company has entered into various agreements in addition to those discussed above which are described below.

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine were developed by the Company and its various product candidate development partners and the Company subsequently sold all its rights and interests in these three products to Azurity in 2021. The Company has recognized $22,000 in milestone revenues to date from these three products and may receive up to $20,000 in additional milestone revenues related to FDA product approvals and the future sales levels for the products. Azurity has assumed royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets. Azurity will assume royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

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

On September 13, 2022, the Company acquired an FDA-approved ANDA for Betaine Anhydrous for oral solution. The ANDA was approved by the FDA on January 28, 2022. The Company paid $2,000 to the seller upon signing and could pay up to $1,000 in commercial milestones based on future product sales. The Company will retain 65% of the product profits with the balance being distributed to the licensor.

On March 14, 2023, the Company acquired rare disease endocrinology product candidate ET-600 from Tulex. The Company will pay $450 to Tulex upon successful manufacturing of registration batches, $200 upon acceptance by the FDA of the NDA for the product, $250 upon first commercial sale of the product, and tiered royalties of 12.5% to 17.0% on net sales.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023 or December 31, 2022.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “2022 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan”, “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings including the Risk Factors set forth in Part I, Item 1A of our 2022 10-K.

Overview

We are an innovative pharmaceutical company focused on developing, acquiring, and commercializing innovative products to address unmet needs in patients suffering from rare diseases. The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria, and has four additional product candidates in late-stage development. The Company is developing dehydrated alcohol injection, which has received Orphan Drug Designation for the treatment of methanol poisoning, ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, ET-400, and ET-600.

In addition, the Company is entitled to royalties or milestone payments from four FDA-approved products and one product candidate under development that the Company developed and out-licensed. The products are EPRONTIA®, Cysteine Hydrochloride, Zonisade®, Biorphen®, and Lamotrigine Oral Suspension.

Results of Operations

For the three months ended March 31, 2023, we had $5,304 in total revenue from product sales and royalties that generated a gross profit of $3,346. We had total revenue from product sales and royalties of $2,176 for the three-month period ended March 31, 2022 that generated a gross profit of $1,327 for the period. The increase was primarily due to increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products.

Research and Development Expenses

For the three months ended March 31, 2023, we incurred $535 of research and development (“R&D”) expenses as compared to the $1,618 for the same period in 2022. The decrease was primarily due to a $500 fee to Crossject in 2022 upon execution of the agreement for ZENEO hydrocortisone autoinjector, and decreased development costs for our other new product candidates.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses and general office expenses.

For the three-month periods ended March 31, 2023 and 2022, we incurred $5,345 and $4,796, respectively, of G&A expenses. The increase in G&A expenses was mainly due to incremental employee related expenses related to our sales force expansion.

Liquidity and Capital Resources

As of March 31, 2023, we had total assets of $23.9 million, including cash and cash equivalents of $14.7 million and we had working capital of $11.6 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018 and also the IPO which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019 whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of our common stock, and in October 2020, we received net proceeds of approximately $21.0 million from a public offering of our common stock at an offering price of $7.00 per share. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2023 and 2022:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net cash (used in) provided by operating activities	$(1,548)	$1,223
Cash used in investing activities	—	(15)
Cash used in financing activities	(49)	(385)
Change in cash and cash equivalents	$(1,597)	$823

The decrease in cash (used in) provided by operating activities was the result of a $5,000 milestone payment received from Azurity related to the December 2021 product launch for EPRONTIA® in the period ended March 31, 2022. The decrease in cash used in financing activities was due to a deferral of loan principal payments from April 2022 until May 2023 (see Note 5 of the accompanying condensed financial statements).

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

While our significant accounting policies are described in more detail in Note 3 to our condensed financial statements included herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

We sell our rare disease products to one pharmacy distributor customer which provides order fulfillment and inventory storage/distribution services. We may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments of products represent performance obligations under each purchase order. We use a third-party logistics (“3PL”) vendor to process and fulfill orders and have concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. We have no significant obligations to wholesalers to generate pull-through sales.

For our rare disease products, we bill at the initial product list prices which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when products are sold at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. In addition, we pay fees to wholesalers for their distribution services, inventory reporting and chargeback processing. We pay GPOs fees for administrative services and for access to GPO members and concluded the benefits received in exchange for these fees are not distinct from our sales, and accordingly we apply these amounts to reduce revenues. Wholesalers also have rights to return eligible, unsold product nearing or past the expiration date. Because of product shelf life and our lengthy return period, there may be a significant period of time between when the product is shipped and when we issue credits on returned product.

We estimate the transaction price when we receive each purchase order, taking into account the expected reductions of the selling price initially billed to the wholesaler arising from all of the above factors. We have developed estimates for future returns and chargebacks and the impact of the other discounts and fees we pay. Our sales of rare disease products to our distributor are not subject to returns. When estimating these adjustments to the transaction price, it is sufficiently reduced to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

We store our rare disease product inventory at our pharmacy distributor customer location and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. We may recognize revenue from other product sales and related cost of sales upon product delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership, and have an enforceable obligation to pay us. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, we do not believe they have a significant incentive to return the product to us.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) – 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes-Merton option-pricing model (“BSM”).

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly-rated instruments. As of March 31, 2023, our cash is in a non-interest bearing account as well as a government money market fund. We do not currently have exposure to foreign currency risk.

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

With respect to the three-month period ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2022 10-K, which was filed with the SEC on March 16, 2023, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

May 11, 2023	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)