Form 10-Q
period 2023-09-30
Eton Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, Eton Pharmaceuticals, Inc. had outstanding 25,658,396 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,070	$16,305
Accounts receivable, net	3,495	1,852
Inventories	1,051	557
Prepaid expenses and other current assets	541	1,290
Total current assets	27,157	20,004

Property and equipment, net	38	72
Intangible assets, net	4,210	4,754
Operating lease right-of-use assets, net	109	188
Other long-term assets, net	12	12
Total assets	$31,526	$25,030

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,712	$1,766
Current portion of long-term debt	1,540	1,033
Accrued liabilities	7,141	3,662
Total current liabilities	10,393	6,461

Long-term debt, net of discount and including accrued fees	4,197	5,384
Operating lease liabilities, net of current portion	44	107

Total liabilities	14,634	11,952

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,658,396 and 25,353,119 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	26	25
Additional paid-in capital	118,680	116,187
Accumulated deficit	(101,814)	(103,134)
Total stockholders’ equity	16,892	13,078

Total liabilities and stockholders’ equity	$31,526	$25,030

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenues:
Licensing revenue	$—	$—	$5,500	$5,000
Product sales and royalties	7,028	3,219	18,829	7,753
Total net revenues	7,028	3,219	24,329	12,753

Cost of sales:
Licensing revenue	—	—	—	990
Product sales and royalties	2,625	1,201	6,898	3,805
Total cost of sales	2,625	1,201	6,898	4,795

Gross profit	4,403	2,018	17,431	7,958

Operating expenses:
Research and development	615	744	2,275	3,052
General and administrative	4,336	4,169	14,355	14,228
Total operating expenses	4,951	4,913	16,630	17,280

Income (loss) from operations	(548)	(2,895)	801	(9,322)

Other income (expense):
Other income	—	—	800	—
Interest and other expense, net	(31)	(150)	(281)	(611)
Total other income (expense)	(31)	(150)	519	(611)

Income (loss) before income tax expense	(579)	(3,045)	1,320	(9,933)

Income tax expense	—	—	—	—

Net income (loss)	$(579)	$(3,045)	$1,320	$(9,933)
Net income (loss) per share, basic	$(0.02)	$(0.12)	$0.05	$(0.40)
Weighted average number of common shares outstanding, basic	25,719	25,365	25,613	25,066
Net income (loss) per share, diluted	$(0.02)	$(0.12)	$0.05	$(0.40)
Weighted average number of common shares outstanding, diluted	25,719	25,365	26,002	25,066

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2023 and 2022

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2023	25,561,994	$26	$117,934	$(101,235)	$16,725

Stock-based compensation	—	—	730	—	730

Stock option exercises and vesting of restricted stock units	96,402	—	16	—	16

Net loss	—	—	—	(579)	(579)

Balances at September 30, 2023	25,658,396	$26	$118,680	$(101,814)	$16,892

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2022	25,272,037	$25	$114,218	$(101,001)	$13,242

Stock-based compensation	—	—	949	—	949

Stock option exercises	25,000	—	35	—	35

Net loss	—	—	—	(3,045)	(3,045)

Balances at September 30, 2022	25,297,037	$25	$115,202	$(104,046)	$11,181

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2023 and 2022

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078

Stock-based compensation	—	—	2,387	—	2,387

Employee stock purchase plan	57,616	—	140	—	140

Stock option exercises and vesting of restricted stock units	298,528	1	147	—	148

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(181)	—	(181)

Net income	—	—	—	1,320	1,320

Balances at September 30, 2023	25,658,396	$26	$118,680	$(101,814)	$16,892

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630

Stock-based compensation	—	—	3,088	—	3,088

Employee stock purchase plan	47,585	—	117	—	117

Stock option exercises	25,000	—	35	—	35

Warrant exercises	598,448	—	—	—	—

Warrant extensions	—	—	244	—	244

Net loss	—	—	—	(9,933)	(9,933)

Balances at September 30, 2022	25,297,037	$25	$115,202	$(104,046)	$11,181

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss)	$1,320	$(9,933)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,387	3,332
Depreciation and amortization	626	1,522
Debt discount amortization	90	96
Changes in operating assets and liabilities:
Accounts receivable	(1,643)	3,973
Inventories	(494)	69
Prepaid expenses and other assets	749	2,129
Accounts payable	(52)	(720)
Accrued liabilities	3,445	1,513
Net cash provided by operating activities	6,428	1,981

Cash flows from investing activities
Purchases of product license rights	—	(2,750)
Purchases of property and equipment	—	(26)
Net cash used in investing activities	—	(2,776)

Cash flows from financing activities
Repayment of long-term debt	(770)	(385)
Proceeds from employee stock purchase plan and stock option exercises	288	152
Payment of tax withholding related to net share settlement of stock option exercises	(181)	—
Net cash used in financing activities	(663)	(233)

Change in cash and cash equivalents	5,765	(1,028)
Cash and cash equivalents at beginning of period	16,305	14,406
Cash and cash equivalents at end of period	$22,070	$13,378

Supplemental disclosures of cash flow information
Cash paid for interest	$638	$545
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash transactions
Adjustment of operating lease right-of-use assets and liabilities due to tenant allowance	$29	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing products to address unmet needs in patients suffering from rare diseases.

The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of pediatric adrenocortical insufficiency, Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria. The Company has three additional product candidates in late-stage development: ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, ET-400 for the treatment of adrenocortical insufficiency, and ET-600 for the treatment of diabetes insipidus.

As noted in Note 12, effective October 11, 2023, the Company acquired an FDA-approved ANDA for Nitisinone Capsules from Oakrum Pharma LLC.

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $22,070 as of September 30, 2023 in addition to revenues from approved products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back or discontinue operations.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the results of its operations and its cash flows for the periods ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three-month and nine-month periods ended September 30, 2023 and 2022 are also unaudited. The results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables, chargebacks and sales returns, Medicaid program rebates, valuation of inventories, useful lives of assets, and the impairment of property and equipment and intangible assets, valuation of deferred tax assets, the accrual of research and development expenses and the valuation of stock options and warrants, and restricted stock units (“RSUs”). Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of September 30, 2023, the Company’s cash is in a non-interest-bearing account and a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks, returns, and allowances. The total for these reserves amounted to $136 and $262 as of September 30, 2023 and December 31, 2022, respectively. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at September 30, 2023 and December 31, 2022, consist solely of purchased finished goods. At September 30, 2023 and December 31, 2022, inventories are shown net of reserves for its ALKINDI SPRINKLE® of $76 and $62, respectively, due to the risk of expiry before this entire stock of inventories is sold.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment relates to an FDA-approved product, and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250, and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019, and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s Laboratories S.A. (“Dr. Reddy’s”) (see Note 11) in June 2022, amortization of that asset was accelerated to record $275 of expense in June 2022, and the remaining $75 of expense in the last six months of the year ended December 31, 2022. A $750 payment related to the approval of Rezipres had been capitalized in Q1 2022, and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the Rezipres asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,000 and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet, reflected $1,040 of accumulated amortization as of September 30, 2023. The Company recorded $182 and $544, respectively, of amortization expense for the three and nine months ended September 30, 2023. The table below shows the estimated remaining amortization for these products for each of the five years from 2023 to 2027 and thereafter.

Amortization
Year	Expense
Remainder of 2023	$181
2024	725
2025	725
2026	725
2027	608
Thereafter	1,246
Total estimated amortization expense	$4,210

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the nine months ended September 30, 2023 and 2022.

Debt Issuance Costs and Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying balance sheets. The Company amortizes debt issuance costs over the expected term of the related debt using the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction to the debt balance and accreted over the expected term of the interest expense using the effective interest method.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities, and long-term operating lease liabilities. The Company did not have any finance leases as of  September 30, 2023 or  December 31, 2022.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at September 30, 2023 and December 31, 2022. The accounts receivable balance at  September 30, 2023 and product sales revenue recognized during the nine months ended September 30, 2023, primarily consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products. The accounts receivable balance at September 30, 2022 and product sales revenue recognized during the nine months ended September 30, 2022, consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products as well as sales to and amounts due from AmerisourceBergen Corporation, Cardinal Health Services, and McKesson Corporation for sales of the Company’s Biorphen product. AnovoRx sales made up 73% of total net revenues recognized in the nine months ended September 30, 2023 and 98% of net accounts receivable as of September 30, 2023, and 52% of total net revenues recognized in the nine months ended September 30, 2022, and 80% of net accounts receivable as of  December 31, 2022.

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

The Company sells its rare disease products to a pharmacy distributor customer which provides order fulfillment and inventory storage/distribution services. The Company has sold products in the U.S. to wholesale pharmaceutical distributors, who then sold the products to hospitals and other end-user customers. Sales to wholesalers were made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represented performance obligations under each purchase order. The Company used a third-party logistics (“3PL”) vendor to process and fulfill orders and concluded that the Company is the principal in the sales to wholesalers because it controlled access to the 3PL vendor services rendered and directed the 3PL vendor activities. The Company had no significant obligations to wholesalers to generate pull-through sales.

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

Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options, RSUs and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the  three-month period ended  September 30, 2023, common stock equivalents excluded 5,618,663 shares that were anti-dilutive. For the nine months ended September 30, 2023, common stock equivalents were 388,832 and excluded 4,821,906 shares that were anti-dilutive. For the three-month and nine-month periods ended September 30, 2022, common stock equivalents of 5,349,891 and 5,118,574, respectively, are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to employees or directors that have vested, but the issuance and delivery of the shares of common stock are deferred until the director retires from service as a director.

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

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses, requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables, and new disclosures. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of September 30, 2023, using its expected credit loss evaluation process described above, resulted in no provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022
Computer hardware and software	$187	$177
Furniture and fixtures	111	112
Equipment	52	52
Leasehold improvements	71	71
Construction in Progress	—	12
	421	424
Less: accumulated depreciation	(383)	(352)
Property and equipment, net	$38	$72

Depreciation expense for the three months ended September 30, 2023 and 2022 was $9 and $14, respectively.  Depreciation expense for the nine months ended September 30, 2023 and 2022 was $32 and $53, respectively.

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

In April 2022, the Company and SWK further amended the SWK Credit Agreement to allow for a deferral of loan principal payments until May 2023 and reduce the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $1,540 as principal due in the next 12 months, and the remainder classified as long-term debt in its balance sheet at September 30, 2023. Because LIBOR was phased out as of June 30, 2023, the Company amended the Credit Agreement in August 2023 to refer to the secured overnight financing rate ("Term SOFR"), with an interest rate of Term SOFR plus 8.26%, subject to a stated Term SOFR floor rate of 5.0%.

Interest expense of $805 was recorded during the nine months ended September 30, 2023, which included $90 of debt discount amortization. Interest expense of $699 was recorded during the nine months ended September 30, 2022, which included $96 of debt discount amortization. As of September 30, 2023, $307 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of September 30, 2023.

Amount
Remainder of 2023	$589
2024	6,483
Total payments	7,072
Less: amount representing interest	(1,228)
Loan payable, gross	5,844
Less: current portion of long-term debt	(1,540)
Less: unamortized discount	(107)
Long-term debt, net of unamortized discount	$4,197

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the nine months ended September 30, 2023, the Company issued 298,528 shares of its common stock resulting from cash and non-cash stock option exercises under its 2018 Equity Incentive Plan as amended December 2020 (see Note 8) and vesting of restricted stock units. The Company withheld 50,867 shares for payroll tax obligations totaling $181 for the nine months ended September 30, 2023. In June 2023, the Company issued 57,616 shares of its common stock to employees in accordance with its Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2022, a holder of the Company’s common stock warrants exercised 600,000 warrants on a cashless basis and the Company issued 598,448 shares of its common stock in connection with the warrant exercise. The intrinsic value of the warrant exercise was $2,268. In June 2022, the Company issued 47,585 shares of its common stock to employees in accordance with its ESPP. In July 2022, the Company issues 25,000 shares of its common stock to an employee for a stock option exercise under its 2018 Equity Incentive Plan as amended December 2020.

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at September 30, 2023 are summarized in the table below.

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

On June 26, 2022, 467,242 warrants from the 2017 preferred stock offering with an exercise price of $3.00 were set to expire. Prior to the expiration, the Company entered into an agreement with warrant holders, whereby it modified the terms of the warrants to extend the expiration date until December 26, 2022 in exchange for the Company retaining the option of a cashless exercise provision. No other terms were modified. Due to this modification, the Company incurred a modification expense of $244 that is included in general and administrative (“G&A”) expense on the Condensed Statements of Operations for the nine months ended September 30, 2022.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards

The Company adopted the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock, and in 2018 it adopted the 2018 Equity Incentive Plan as amended December 2020 (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 693,597 shares available for future issuance under the 2018 Plan as of September 30, 2023.

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

The Company’s previous CFO had 474,295 employee stock options with an exercise price range of $1.37 to $8.61 which were set to expire three months after his retirement date of May 31, 2022; however, the Company extended the expiration date to April 10, 2023. Of these options, 365,858 options were exercised in January and March 2023, and the remainder expired in April 2023. No other terms were modified. Due to this modification, the Company incurred a modification expense of approximately $72 that is included in general and administration expense on the Condensed Statements of Operations for the nine-month period ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, the Company’s total stock-based compensation expense was $730 and $949, respectively. Of these amounts, $657 and $893 were recorded in G&A expenses, respectively, and $73 and $56 were recorded in research and development expenses, respectively.

For the nine months ended September 30, 2023 and 2022, the Company’s total stock-based compensation expense was $2,387 and $3,332, respectively. Of these amounts, $2,191 and $3,102 were recorded in G&A expenses, respectively, and $196 and $230 were recorded in research and development expenses, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2022	4,402,292	$4.71
Issued	1,078,291	$3.49
Exercised	(407,308)	$2.23
Forfeited/Cancelled	(263,549)	$5.94
Outstanding as of September 30, 2023	4,809,726	$4.58	7.5	$2,725
Exercisable as of September 30, 2023	3,139,749	$4.81	6.9	$1,828
Vested and expected to vest at September 30, 2023	4,809,726	$4.58	7.5	$2,725

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at September 30, 2023 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock-based compensation related to stock options was $639 and $2,115 for the three and nine months ended September 30, 2023, respectively. Stock-based compensation related to stock options was $853 and $2,850 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was a total of $4,164 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the nine months ended September 30, 2023 was $2.31 per share. In the nine months ended September 30, 2023, there were six stock option exercises which totaled 407,308 shares at a weighted average exercise price of $2.23 per share with an intrinsic value of $611. In the nine-month period ended September 30, 2022, there was one stock option exercise which totaled 25,000 shares at an exercise price of $1.38 per share with an intrinsic value of $31.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2023:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2022	369,606	$2.63
Granted	—	$—
Vested	(91,402)	$2.63
Forfeited	(4,000)	$2.63
Outstanding and unvested as of September 30, 2023	274,204	$2.63

Stock-based compensation related to RSUs was $61 and $179 for the three and nine months ended September 30, 2023. As of September 30, 2023, there was $668 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2023, there were 652,680 shares available for issuance under the ESPP.

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

For the nine months ended September 30, 2023 and 2022, there were 57,616  and 47,585 share issuances, respectively, under the ESPP. The weighted average fair value of share awards in the first nine months of 2023 and 2022 was $1.22 and $1.32, respectively. Employees contributed $181 and $174 via payroll deductions during the nine months ended September 30, 2023 and 2022, respectively. The Company recorded an expense of $93 and $97 related to the ESPP in the nine months ended September 30, 2023 and 2022, respectively. The Company recorded an expense of $30 and $27 related to the ESPP in the three months ended  September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the accompanying condensed balance sheets include $63 and $23, respectively, in accrued liabilities for employee ESPP contributions.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 9 — Related-Party Transactions

Chief Executive Officer

The CEO has a partial interest in a company that the Company had partnered with for its EM-100/Alaway® Preservative Free eye allergy product as described below.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Under the Amended Agreement, the Company assumed certain liabilities of Eyemax under its Exclusive Development & Supply Agreement with Excelvision SAS, dated as of July 11, 2013, as amended (the “Excelvision Agreement”), with respect to certain territories and arising during certain time periods. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. Following payment of the milestones, the Company was entitled to retain all of the non-royalty transaction revenues and royalties up to $2,000 (the “Recovery Amount”). After the Company had retained the full Recovery Amount, it was entitled to retain half of all royalty and non-royalty transaction revenue. The Company has realized $1,840 of the non-royalty and royalty revenue as of  September 30, 2023. The Amended Agreement also contains customary representations, warranties, covenants, and indemnities by the parties. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019, and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, would be split between Eyemax and the Company. The royalty from Bausch Health is subject to reduction if a competitive product with the same active pharmaceutical ingredient is launched in the U.S. or if the product’s U.S market share falls below a specified target percentage. Bausch Health discontinued sales of Alaway® Preservative Free effective March 24, 2023.

There were no amounts due to Eyemax under the terms of the Amended Agreement as of September 30, 2023 or December 31, 2022.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented as G&A in the condensed statements of operations was $57 for the nine months ended September 30, 2023, and $64 for the nine months ended September 30, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $66 for the nine months ended September 30, 2023, and $66 for the nine months ended September 30, 2022. The ROU asset amortization was $11 and $50 for the three and nine-month periods ended September 30, 2023, respectively, and $21 and $62 for the three and nine-month periods ended September 30, 2022, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of September 30, 2023, the weighted-average remaining lease term was 1.50 years, and the weighted-average incremental borrowing rate was 8.6%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2023 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$109
Total leased assets		$109
Liabilities
Operating lease liabilities, current	Accrued liabilities	$50
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	$44
Total operating lease liabilities		$94

The Company’s future lease commitments for its administrative offices in Deer Park, Illinois as of September 30, 2023, is as indicated below:

Operating Lease Liabilities
2023	(10)
2024	90
2025	23
Undiscounted lease payments	103
Less: Imputed interest	(9)
Total lease liabilities	$94

* The Company expects to receive a tenant improvement allowance reimbursement of $32 in November 2023 which results in a negative lease commitment for the remainder of 2023.

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

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide, and Lamotrigine were developed by the Company and its various product candidate development partners, and the Company subsequently sold certain rights and interests in these three products to Azurity in 2021, but retained rights to certain royalties. The Company has recognized $27,500 in milestone revenues to date from these three products. Azurity assumed the royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets. In June 2023, the Company amended its asset purchase agreement with Azurity, and sold the royalty interests it received back to Azurity for total consideration of $5,500 which was recognized as license revenue for the nine months ended September 30, 2023.

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

In March 2023, the Company acquired rare disease endocrinology product candidate ET-600 from Tulex. The Company paid $450 to Tulex in July 2023 as a result of successful manufacturing of registration batches. The Company will pay Tulex $200 upon acceptance by the FDA of the NDA for the product, $250 upon first commercial sale of the product, and tiered royalties of 12.5% to 17.0% on net sales.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023 or  December 31, 2022.

Note 12 — Subsequent Events

Effective October 11, 2023, the Company acquired an FDA-approved ANDA for Nitisinone Capsules from Oakrum Pharma LLC. The Company paid $150 to the seller for the acquired product and $500 to the manufacturer. Eton will retain 80% of product profit and will pay 20% of product profit to the manufacturer.

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

Overview

Eton is an innovative pharmaceutical company focused on developing, acquiring, and commercializing products to address unmet needs in patients suffering from rare diseases.

The Company currently has three commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency, Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency, and Betaine Anhydrous for the treatment of homocystinuria. The Company has three additional product candidates in late-stage development: ZENEO® hydrocortisone autoinjector for the treatment of adrenal crisis, ET-400, an innovative patent, and ET-600 for the treatment of an endocrinology condition.

As noted in Note 12, effective October 11, 2023, the Company acquired an FDA-approved ANDA for Nitisinone Capsules from Oakrum Pharma LLC.

Results of Operations (dollars in thousands)

For the three months ended September 30, 2023, we had $7,028 in total revenue that generated a gross profit of $4,403. We had total revenue of $3,219 for the three-month period ended September 30, 2022 that generated a gross profit of $2,018 for the period. The increase was primarily due to increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products.

For the nine months ended September 30, 2023, we had $24,329 in total revenue that generated a gross profit of $17,431. We had total revenue of $12,753 for nine months ended September 30, 2022 that generated a gross profit of $7,958 for the period. The increase was primarily due to increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products as well as a $500 increase in licensing revenue.

Research and Development Expenses

For the three months ended September 30, 2023, we incurred $615 of research and development (“R&D”) expenses as compared to the $744 for the same period in 2022. The decrease was primarily due to decreased expenses associated with products sold to Dr. Reddy's in June 2022.

For the nine months ended September 30, 2023, we incurred $2,275 of research and development (“R&D”) expenses as compared to the $3,052 for the same period in 2022. The decrease was primarily due to decreased expenses associated with products sold to Dr. Reddy's in June 2022.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses.

For the three-month periods ended September 30, 2023 and 2022, we incurred $4,336 and $4,169, respectively, of G&A expenses. The slight increase in G&A expenses was mainly due to increased employee-related expenses related to our sales force expansion and was partially offset by decreased sales and marketing expenses associated with third-party sales commissions.

For the nine months ended September 30, 2023 and 2022, we incurred $14,355 and $14,228, respectively, of G&A expenses. The slight increase in G&A expenses included incremental employee-related expenses related to our sales force expansion and was partially offset by decreased sales and marketing expenses associated with third-party sales commissions along with decreased FDA fees and legal fees associated with products sold to Dr. Reddy's in June 2022.

Other Income and Expenses

For the nine months ended September 30, 2023, we recorded $800 of other income in accordance with a break-up fee received as the result of participating in an asset acquisition auction process where the Company was not ultimately named the winning bidder.

Liquidity and Capital Resources

As of September 30, 2023, we had total assets of $31.5 million, including cash and cash equivalents of $22.1 million and working capital of $16.8 million. We had previously capitalized our operations from the June 2017 private placement of approximately $20.1 million of Series A preferred stock which converted into shares of our common stock concurrent with our IPO in November 2018, which provided us with net proceeds of $22.0 million. In addition, we entered into a Credit Agreement with SWK Holdings in November 2019, whereby we drew a $5.0 million loan amount at closing and an additional $2.0 million in August 2020. In March and April 2020, we received net proceeds of approximately $7.8 million from the sale of shares of our common stock. In October 2020, we received net proceeds of approximately $21.0 million from a public offering of our common stock at an offering price of $7.00 per share. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2023 and 2022 (dollars in thousands):

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$6,428	$1,981
Cash used in investing activities	—	(2,776)
Cash used in financing activities	(663)	(233)
Change in cash and cash equivalents	$5,765	$(1,028)

The increase in cash provided by operating activities was primarily due to increased sales and gross profit from sales of our Alkindi Sprinkle and Carglumic Acid products. The decrease in cash used in investing activities was due to a $2,000 payment related to the acquisition of Betaine Anhydrous in September 2022, and a $750 payment related to the approval of Rezipres, a product sold to Dr. Reddy's in June 2022. The increase in cash used in financing activities was primarily due to increased repayments of the Company's long-term debt and lower stock option net proceeds in the nine months ended September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents invested during the period and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of September 30, 2023, our cash is in a non-interest-bearing account as well as a government money market fund. We do not currently have exposure to foreign currency risk.

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

With respect to the three-month period ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

November 9, 2023	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)