Form 10-K
period 2023-12-31
Eton Pharmaceuticals, Inc.
filed 2024-03-14
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2023 was approximately $84.7 million.

As of March 5, 2024, the registrant had 25,688,062 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

About Eton

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has four commercial rare disease products, ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency; Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (“NAGS”) deficiency; Betaine Anhydrous for the treatment of homocystinuria; and Nitisinone for the treatment of hereditary tyrosinemia type 1 (HT-1). The Company has three additional product candidates in late-stage development: ET-400, ET-600, and ZENEO® hydrocortisone autoinjector.

ALKINDI SPRINKLE® (hydrocortisone granules) – This product was approved by the FDA in September 2020 as a replacement therapy for Adrenocortical Insufficiency (“AI”) in children under 17 years of age. The product is the first and only FDA-approved granule hydrocortisone formulation designed to help provide accurate dosing for newborns and children with adrenal insufficiency. We acquired U.S. marketing rights to the product in March 2020 and launched ALKINDI SPRINKLE® in December 2020 with a sales force targeting pediatric endocrinologists. We believe there are approximately 10,000 children currently suffering from AI in the United States. ALKINDI SPRINKLE® is protected by three issued patents that extend to 2034.

Carglumic Acid tablets – Our Carglumic Acid product is an FDA-approved generic version of Carbaglu®. Our product is approved for the treatment of acute and chronic hyperammonemia due to NAGS deficiency. We acquired marketing rights to the product in October 2021 and launched the product in December 2021. We promote the product with our internal sales force.

Betaine Anhydrous for Oral Solution – Our Betaine Anhydrous product is an FDA-approved generic version of Cystadane® for the treatment of homocystinuria, a rare inherited condition that is estimated to impact fewer than 2,000 patients in the United States. We acquired the product in September 2022 and launched the product in May 2023.

Nitisinone – Our Nitisinone product is an FDA-approved generic version of Orfadin® for the treatment of tyrosinemia type 1, an ultra-rare inherited condition that is estimated to impact fewer than 500 patients in the United States. We acquired the product in October 2023 and launched the product in February 2024.

ET-400 – Eton expects to submit a new drug application for the product during 2024, which could allow for an approval and launch of the product in 2025.

ET-600 – Eton expects to submit a new drug application for the diabetes insipidus product during 2025, which could allow for an approval and launch of the product in early 2026.

ZENEO® Hydrocortisone Autoinjector – Our ZENEO® hydrocortisone autoinjector product candidate is a proprietary needle-free autoinjector under development for the treatment of adrenal crisis. We expect to submit a New Drug Application (“NDA”) for the product in 2025, which could allow for FDA approval in 2026.

Eton Pharmaceuticals

Products Summary

Product	Eton Category	Indication	FDA Status
Carglumic Acid Tablets	Metabolic	NAGS deficiency	Commercial
ALKINDI SPRINKLE®	Endocrinology	Adrenal Insufficiency	Commercial
Betaine Anhydrous	Metabolic	Homocystinuria	Commercial
Nitisinone	Metabolic	Tyrosinemia Type 1	Commercial
ET-400	Pending	Pending	Submission Expected in 2024
ET-600	Endocrinology	Diabetes Insipidus	Submission Expected in 2025
ZENEO® Hydrocortisone	Endocrinology	Adrenal Crisis	Submission Expected in 2025

Goals and Strengths

Our goal is to become a leading profitable pharmaceutical company focused on developing and commercializing treatments for rare diseases. We believe we are unique in the pharmaceutical industry in our ability to identify, acquire, and advance products through the development and regulatory process. Our biggest competitive strengths are:

●

Business development experience – our ability to identify and execute transactions on under-appreciated development assets. Our team has completed over 150 business development transactions throughout their careers and their industry connections and track record provide the company with proprietary deal flow. We typically avoid participating in broker led transactions of auction processes.

●

Regulatory expertise – our knowledge and experience in gaining FDA approval, and particularly our knowledge within the 505(b)(2) regulatory pathway, provides drug sponsors with the opportunity to leverage existing data or literature to drastically expedite drug development timelines and reduce investment.

●	Established commercial operations – our sales and marketing teams have developed strong relationships with healthcare professionals and patient advocacy groups in multiple therapeutic areas. These relationships allow us to commercialize new products quickly and effectively.

Sales and Marketing

We currently commercialize four orphan products under our own label with our internal infrastructure and sales force. We market and sell our ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone in the United States consistent with applicable laws. These products are distributed to patients via specialty pharmacies, which support customer service and reimbursement activities.

Research and Development

We currently have nine employees that support our product research and development (“R&D”) priorities and strategy. In addition, we utilize external sources for various product development activities, including the resources of our product development partners for certain product candidates and through the use of contract laboratory services on a fee for service model. Our R&D priorities include:

●	developing, manufacturing and delivering a pipeline of innovative products to patients living with rare diseases;

●	advancing our capabilities that can position us for long-term R&D leadership; and

●	pursuing multiple development pathways through acquisitions, joint ventures, partnerships, and product licensing with creativity, flexibility and urgency to deliver innovative products to patients as quickly as possible.

Manufacturing and Suppliers

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture our products. The majority of our finished product manufacturing partners are based in the United States or Europe. We seek to work with CMOs that have a long history of quality and FDA compliance. All products are manufactured in compliance with current Good Manufacturing Processes (“GMP”), and our internal quality system requires us to enter quality agreements with and audit all of our manufacturers prior to commercializing the product. Our choice to rely on external manufacturers significantly reduces the amount of capital invested in our business and allows us the flexibility to pursue a broad range of opportunities beyond the specific capabilities of a single facility.

Intellectual Property

Our success depends in part on our ability to obtain patents, to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on our trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position. We vigorously defend our intellectual property to preserve our rights and gain the benefit of our technological investments. Our business is not dependent, however, upon any single patent, trademark, or contract.

ALKINDI SPRINKLE® is protected by three issued patents that extend to 2034. ET-400 is protected by an issued patent that extends to 2043, and there are additional patent applications related to this product and ET-600 under review with the U.S. Patent and Trademark Office (“USPTO”). In June 2021, we acquired U.S. marketing rights from Crossject to the ZENEO® hydrocortisone autoinjector. We intend to seek patent protection on our internally developed products as circumstances warrant.

Government Regulation

The FDA and comparable regulatory agencies in federal, state and local jurisdictions impose substantial requirements upon the development, manufacture, and marketing of pharmaceutical products. These agencies regulate the research, testing, manufacture, quality, control, storage, distribution, marketing and sale of our pharmaceutical products. Additionally, in the United States, we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our products are safe and efficacious and are manufactured in accordance with GMP regulations. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We, and our manufacturers and contract research organizations (“CROs”), may also be subject to regulations under other foreign, federal, state and local laws, including, but not limited to, the U.S. Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries. The U.S. government has increased its enforcement activity regarding marketing practices domestically and internationally. As a result, pharmaceutical companies must ensure their compliance with the Foreign Corrupt Practices Act and federal healthcare fraud and abuse laws, including the False Claims Act.

FDA Market Approval Process

The steps required to be taken before a new drug may be marketed in the United States generally include:

●	completion of pre-clinical laboratory and animal testing under current good laboratory practices;

●	completion of required chemistry, manufacturing and controls testing;

●	submission to the FDA of an Investigational New Drug (“IND”) application, which must be evaluated and found acceptable by the FDA before human clinical trials may commence;

●	performance of adequate and well-controlled human clinical trials to establish the safety, pharmacokinetics and efficacy of the proposed drug for its intended use;

●	approval by an independent institutional review board (“IRB”) or ethics committee before each human clinical trial may be initiated;

●	submission and approval of an NDA by the FDA; and

●	compliance with any post-approval requirements, including agreement with FDA of the language on the package insert.

The testing and approval process require substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. Preclinical development of a drug candidate can take several years to complete, with no guarantee that an IND based on those studies will become effective to even permit clinical testing to begin. Even though several of our pharmaceutical product candidates utilize active drug ingredients that are commercially marketed in the United States in other dosage forms, we need to establish safety and effectiveness of those active ingredients in the formulation and dosage forms that we are developing.

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

Clinical trials are usually conducted in three phases. Phase 1 clinical trials are conducted in small groups of healthy volunteers to assess safety of various dosing regimens and pharmacokinetics. After a safe dose has been established, in Phase 2 clinical trials the drug is administered to a limited patient population with the target disease or condition to identify possible adverse events and safety risks, to conduct a preliminary evaluation of the efficacy of the product candidate in treating the targeted disease or condition. Phase 3 clinical trials are usually multi-center, double-blind controlled trials in larger numbers of subjects to assess as fully as possible both the safety and effectiveness of the drug, establish the overall risk-benefit of the product candidate, and provide adequate information for the labeling of the product.

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices (“GCP”) requirements. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. An IRB generally must approve the clinical trial design and patient informed consent at study sites that the IRB oversees and may halt a study, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group recommends whether or not a trial may move forward at designated checkpoints based on access to certain data from the study. The clinical study sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

As a product candidate moves through the clinical testing phases, manufacturing processes are further defined, refined, controlled, and validated. The level of control and validation required by the FDA increases as clinical studies progress. We and the third-party manufacturers on which we rely for the manufacture of our product candidates and their respective components (including the active pharmaceutical ingredient (“API”)) are subject to requirements that drugs be manufactured, packaged, and labeled in conformity with GMP. To comply with GMP requirements, manufacturers must continue to spend time, money, and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping, and other requirements.

After completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of an NDA, requesting approval to market the product for one or more indications, together with payment of a user fee, unless waived. An NDA includes all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information on the chemistry, manufacture, controls, and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (“PDUFA”) the FDA’s goal is to complete its initial review and respond to the applicant within ten months of submission, unless the application relates to an unmet medical need, or is for a serious or life-threatening indication, in which case the goal may be within six months of NDA submission. However, the review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA. During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of the advisory committee, but it typically follows such recommendations. Data from clinical studies are not always conclusive and the FDA and/or any advisory committee it appoints may interpret data differently than the applicant.

After the FDA evaluates the NDA and inspects manufacturing facilities where the drug product and/or its API will be produced, it will either approve commercial marketing of the drug product with prescribing information for specific indications or issue a Complete Response Letter (“CRL”) indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the CRL requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and efficacy after approval.

If the FDA approves one of our product candidates, we will be required to comply with post-approval regulatory requirements, including record-keeping requirements and reporting of adverse reactions and production problems, and updated safety and efficacy information. Also, quality control and manufacturing procedures must continue to conform to GMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP, which imposes extensive procedural, substantive and record-keeping requirements. If we seek to make certain changes to an approved product, such as certain manufacturing changes, we will need FDA review and approval before the change can be implemented. For example, if we change the manufacturer of a product or our API, the FDA may require stability or other data from the new manufacturer. Such data will take time and are costly to generate, and the delay associated with generating these data may cause interruptions in our ability to meet commercial demand, if any. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled studies that demonstrate the product’s safety and efficacy in the new indication. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all.

The FDA may also require post-marketing testing or Phase 4 testing, as well as risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could otherwise restrict the distribution or use of the product.

Section 505(b)(2) New Drug Applications

We intend to submit applications for certain product candidates via the 505(b)(2) regulatory pathway. As an alternate path for FDA approval of new indications or new formulations of previously approved products, a company may submit a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation, or indication.

The Hatch-Waxman Amendments permit applicants to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the labeled indications for which the reference product has been approved, as well as for any new indication supported by the Section 505(b)(2) application. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification, and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).

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

Section 505(j) Abbreviated New Drug Applications

The 505(j) pathway is used for product candidates that are therapeutically equivalent to an approved product. The underlying premise of the 505(j) pathway is that a product candidate classified as therapeutically equivalent can be substituted for the approved product with the full expectation that the substituted product will produce the same clinical effect and safety profile as the approved product when administered under the same conditions. A product candidate utilizing the 505(j) pathway requires an abbreviated new drug application, (“ANDA”), which relies on the FDA’s finding that the previously approved drug candidate is safe and effective. An ANDA generally must contain information to show that the product candidate is the same as the approved product with respect to API, conditions of use, route of administration, dosage form, strength, and labeling, with certain permissible differences, and is the bioequivalent of the approved drug. The 505(j) pathway typically requires no clinical testing other than a bioequivalence trial. While the 505(j) pathway is typically shorter and less expensive than the 505(b)(2) pathway, the 505(b)(2) pathway allows greater flexibility as to the characteristics of the product candidate.

Other U.S. Healthcare Laws and Compliance Requirements

Products distributed in the United States are also subject to additional healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health-care system that could prevent or delay marketing approval pharmaceutical products, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, then President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Health Care Reform Law”), which, among other things, imposed reporting requirements on manufacturers related to drug samples and financial relationships with physicians and teaching hospitals, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and established a Medicare Part D coverage gap discount program.

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law. In addition, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law and became effective in January 2019. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision which repealed the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional Inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer and patient programs, and reform government program reimbursement methodologies for products. In July 2021, President Biden signed an Executive Order affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health & Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, President Biden signed the Inflation Reduction Act (“IRA”) which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain.

In August 2023, the Biden Administration published the first ten medicines subject to the Medicare Drug Price Negotiation Program. In addition, there will be a new Medicare manufacturer discount program agreement expected to be signed in March 2024 that will change our discounting obligations for all medicines in Medicare, with few exceptions, beginning in 2025. The Medicare Drug Price Negotiation Program is currently subject to legal challenges and therefore, the outcome of the Program remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that states will continue to seek cost cutting, which may focus on managed care capitation payments, supplemental rebates, and/or formulary management.

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

Employees

We currently have 30 full-time employees, 9 of whom are engaged in research and development activities, 16 are engaged in sales and marketing operations and 5 of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants.

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

Risk Factors Summary

You should carefully consider the risks set forth in the section of this Annual Report of Form 10-K entitled “Risk Factors” beginning on page 14 of this Annual Report, including, but not limited to, the following:

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

●	If we are not able to obtain regulatory approvals for our product candidates, we will not be able to commercialize our product candidate and our ability to generate revenue will be limited.

●

If the FDA concludes that our product candidates do not satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

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

We focus on rare diseases, which may create additional risks and challenges, including that the target patient populations of our products and product candidates may be small.

Because we focus on developing drugs as treatments for rare diseases, we may seek orphan drug, breakthrough therapy or fast track designations for our product candidates. Often, regulatory authorities have broad discretion in determining whether or not to grant such designations. We cannot guarantee that our product candidates will receive orphan drug status from the FDA or equivalent designations from other regulatory authorities. Even with an orphan drug designation for our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition.

We also cannot guarantee that we will receive breakthrough therapy, fast track, or equivalent designations, which provide certain potential benefits such as more frequent meetings with the applicable regulatory authorities to discuss development plans, intensive guidance on efficient drug development programs, and potential eligibility for rolling review or priority review. Even if we are successful in obtaining any such designations for our product candidates, such designations may not lead to faster development or regulatory review or approval and do not increase the likelihood that our product candidates will receive marketing approval. We may not be able to obtain or maintain these designations for our product candidates that receive them, and our competitors may obtain these designations for their product candidates, which could impact our ability to develop and commercialize our products and product candidates or compete with such competitors, which may adversely impact our business, financial condition or results of operations.

Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for each of our products and product candidates may be limited or may not be amenable to treatment with our products and product candidates, and new patients may become increasingly difficult to identify or access. Further, even if we obtain significant market share for our products and product candidates, because the potential target populations are small, we may struggle to remain profitable or generate sufficient revenue growth to sustain our business.

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

Significant disruptions of IT systems or breaches of information security could adversely affect our business. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on technology developed, supplied, and/or maintained by third parties that may make us vulnerable to “supply chain” style cyber-attacks. System failures, accidents or security breaches could cause interruptions in our operations, and result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The loss, theft or sabotage of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed. Any technology service interruption or breach of our systems could adversely affect our business operations and/or result in the loss of personal data, confidential information or intellectual property. Such incidents require disclosure to government authorities and/or regulators and any incident could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Artificial intelligence-based software is increasingly being used in the biopharmaceutical and healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges. For example, algorithms may be flawed, data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

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

The FDA or foreign equivalent may still impose significant restrictions on our products indicated uses or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidates will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current GCP regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. For additional information on legislative and regulatory changes, see the Item 1. Business—Healthcare Reform section.

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

Some of the provisions of the Health Care Reform Law have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Health Care Reform Law, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Health Care Reform Law. Since January 2017, former President Trump had signed two executive orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the Health Care Reform Law. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Health Care Reform Law. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Health Care Reform Law have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Health Care Reform Law on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Health Care Reform Law-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Health Care Reform Law, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Health Care Reform Law is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. In June 2021, the U.S. Supreme Court overturned the 2018 Texas U.S. District Court decision. It is unclear how subsequent appeals, and other efforts to repeal and replace the Health Care Reform will impact our business. We cannot predict the impact on our business of changes to current laws and regulations. However, any changes that lower reimbursements for products for which we may obtain regulatory approval, or that impose administrative and financial burdens on us, could adversely affect our business.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with GMPs for manufacture of both active drug substances and finished drug products. These GMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with GMPs and similar regulatory requirements. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we will not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a contract manufacturer caused by problems at suppliers could delay shipment of any of our approved products or product candidates in development, increase our cost of goods sold and result in lost sales.

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

We have entered into agreements with third-party CROs to conduct and manage our clinical programs including contracting with clinical sites to perform our clinical studies. We plan to rely heavily on these parties for execution of clinical studies for our product candidates and will control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs and clinical sites will not relieve us of our regulatory responsibilities. We and our CROs will be required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any products in clinical development. The FDA and its foreign equivalents enforce these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or other regulatory authorities will determine that any of our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products produced under GMP regulations and will require a large number of test subjects. Our failure or the failure of our CROs or clinical sites to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

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

●

a facility manufacturing any of our product candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of GMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

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

●

third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, GMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

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

Our commercial success depends, in part, on obtaining and maintaining patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third-party competitors. Proprietary rights relating to our current and potential products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents owned by or licensed to us may not afford protection against competitors, and our pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued.

Our patents or patent applications, or those licensed to us, if issued, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide proprietary protection or competitive advantages to us against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

If we cannot maintain the confidentiality of our proprietary technology and other confidential information, our ability to receive patent protection and our ability to protect valuable information owned by us may be imperiled. Litigation may be necessary to assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference, derivation, post-grant oppositions, and similar proceedings may be necessary to determine rights to inventions in our patents and patent applications. Litigation or similar proceedings could result in substantial costs to and diversion of effort by us and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

Additionally, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering any product candidate, the defendant could counterclaim that the patent covering any other product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents or our licensors’ patents in such a way that they no longer cover product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any product candidate. Such a loss of patent protection would have a material adverse impact on our business.

We also rely on our know-how, trade secrets, and continuing technological innovation to develop and maintain our proprietary position. However, know-how and trade secrets are difficult to protect. While we require and continue to intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we cannot be certain that we were the first to make inventions or file for protection of inventions set forth in our patents or patent applications. There may also be issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

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

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company” pursuant to the Securities Exchange Act of 1934. As a smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include, but are not limited to, presenting only two years of audited financial statements in our registration statement and annual reports on Form 10-K, selected financial data in such registration statements and annual reports, and reduced disclosure obligations on executive compensation. As a result of our reduced disclosure requirements, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning before December 31, 2017, is limited. We filed in GA, IL, MN, TN, and FL for 2022. Only GA and FL conform to the Tax Act. IL and TN do not conform (their NOL will expire if not used and there is no limit deduction on their NOL). MN does conform with the 80% of taxable income limitation section of the Tax Act for the years 2018 through 2022 and has a 70% limitation for 2023, but not the indefinite carryforward section. MN NOL will expire if not used. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We are performing a study to determine if we have triggered any “ownership change” limitations. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 5, 2024, we had 25,688,062 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

Our directors and executive officers beneficially own approximately 14.9% of our common stock. Additionally, Harrow Health, Inc. (“Harrow”), our former parent company, holds approximately 7.7% of our outstanding common stock as of March 5, 2024. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties, and particularly by Harrow, may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Managing cybersecurity risk is critical to supporting our vision, enabling our strategy, and safely operating our business. We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process which covers all Company risks. As part of this process, appropriate personnel collaborate with third-party subject matter experts to gather insights for identifying and assessing material risks associated with cybersecurity threats, their severity, and potential mitigations. Further, we provide periodic training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities and access of the relevant Company personnel. Our policies require all workers to report any real or suspected cybersecurity event.

We have a cybersecurity risk assessment process that involves the activities listed below, among others:

●	Compare our processes to benchmark standards, such as those set by the National Institute of Standards and Technology (“NIST”).

●	Closely monitor emerging data protection laws and implement changes to our processes as needed.

●	Conduct annual cybersecurity management and incident training for employees involved in our systems that contain sensitive data.

●	Run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies as needed.

●	Carry cybersecurity risk insurance that provides protection against potential losses arising from a cybersecurity incident.

As part of the above process, we engage third-party services to provide 24-hour, 365-day monitoring, escalation, and response to cyber events. In addition to consulting on best practices, we leverage a third-party expert security firm for independent evaluations of our security controls through penetration testing. These evaluations test both the design and the operational effectives of security controls.

Our process also addresses material risks from cybersecurity threats associated with our use of third-party service providers, including those in our supply chain, our product development partners, or those who have access to sensitive data or our systems. Third-party risks are included within our broader overall risk assessment process, and cybersecurity considerations are considered during the selection and oversight of our third-party service providers.

Governance

Our board of directors, in coordination with the Audit Committee, oversees our risk management program, including the management of risks associated with cybersecurity threats. Our board of directors and Audit Committee receive periodic updates on developments in our cybersecurity risk management practices, evolving standards, third-party vulnerability assessments, and information security issues. On an annual basis, our board of directors and the Audit Committee discuss our approach to overseeing cybersecurity threats with senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Senior management works collaboratively across the organization to implement a program designed to protect our information systems from cybersecurity threats and to respond to any cybersecurity incidents in accordance with our incident response and recovery plans. A cross-functional team addresses cybersecurity threats and responds to cybersecurity incidents through communications within the team and with third-party experts to stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and report such incidents to the board of directors and the Audit Committee when appropriate.

As of the date of this Form 10-K, we are not aware of cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business, strategy, results of operations, or financial condition at this time. For further discussion of the risks associated with cybersecurity incidents, see Part I, Item 1A of this Form 10-K under the risk factor entitled "We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively."

Item 2. Properties

We conduct all of our administrative activities for Eton Pharmaceuticals, Inc. at our 5,507 square foot leased office space located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois 60010. The lease for this facility expires in March 2025.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 29, 2023, the last trading date in 2023, was $4.38 per share.

Record Holders

As of March 5, 2024, we had six holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 5, 2024 was $4.38.

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

Purchases of Equity Securities

None.

Item 6. [Reserved]

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

Overview

We are an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. Since the formation of our company in 2017, we have used our expertise in business development, regulatory, and product development to assemble a diversified portfolio of rare disease products.

Results of Operations

To date, we have realized revenues from the sale of our neurology products portfolio in 2021, a licensing arrangement on our EM-100 product that was sold to Bausch Health, and the launch of our Biorphen®, ALKINDI SPRINKLE®, and Carglumic Acid products in December 2019, December 2020, and December 2021, respectively. We also realized revenue from the sale of our hospital products portfolio to Dr. Reddy’s Laboratories S.A. (“Dr. Reddy's”) in 2022, the launch of our Betaine Anhydrous and product in May 2023, the sale of our neurology product royalty streams to Azurity in June 2023, and the launch of our Nitisinone product in February 2024. We anticipate successfully growing sales of our commercialized products and commercializing additional product candidates in 2024 and beyond.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net revenues of $31.6 million in 2023 included $5.5 million of licensing revenue from the sale of our neurology product royalty streams to Azurity in June 2023. Net revenue of $21.3 million in 2022 included $10.0 million of licensing revenue, consisting of $5.0 million from Azurity on the launch of Zonisamide and $5.0 million from the hospital products sale to Dr. Reddy’s. Net product revenue of $26.1 million in 2023 increased by $14.9 million from $11.3 million in 2022 primarily as a result of growth in ALKINDI SPRINKLE® and Carglumic Acid.

Our 2023 gross profit of $21.1 million was up from $14.3 million in 2022 primarily as a result of growth in ALKINDI SPRINKLE® and Carglumic Acid, as well as the sale of our neurology product royalty streams to Azurity.

For the years ended December 31, 2023 and 2022, we incurred $3.3 million and $4.0 million of R&D expenses, respectively, and $18.9 million and $18.6 million of general and administrative (“G&A”) expenses, respectively. The $0.7 million decrease in R&D was driven by hospital products development in 2022 that were sold and therefore did not recur in 2023. The $0.3 million increase in G&A expenses was primarily due to personnel additions to support our growing business. We incurred a net loss of $0.9 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and FDA fees associated with approved products. We anticipate that our G&A expenses will increase to support our business growth, particularly with respect to sales and marketing activities and additional personnel.

Research and Development Expenses

We currently have nine employees that support our overall product development function. The majority of our spend in R&D is to third parties we contract with to develop and test our products and development of partner milestone payments.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net revenues of $21.3 million in 2022 included $10.0 million of licensing revenue, consisting of $5.0 million from Azurity on the launch of Zonisamide and $5.0 million from the sale of our hospital products to Dr. Reddy’s. Net revenues of $21.8 million in 2021 included $19.0 million of licensing revenue, including $17.0 million from our neurology products sold to Azurity.

Our 2022 gross profit of $14.3 million was down from $19.0 million in 2021, primarily as a result of decreased licensing revenue.

For the years ended December 31, 2022 and 2021, we incurred $4.0 million and $6.2 million of R&D expenses, respectively, and $18.6 million and $14.3 million of G&A expenses, respectively. The $2.2 million decrease in R&D was driven by milestone payments on a number of our products in development in 2021 that did not recur in 2022. The $4.3 million increase in G&A expenses was primarily due to personnel additions and increased sales and marketing initiatives to support our growing business. We incurred a net loss of $9.0 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

G&A expenses consisted primarily of employee compensation expenses, selling and adverting/promotional expenses, legal and professional fees, business insurance and FDA fees. We anticipate that our G&A expenses will increase to support our business growth.

Research and Development Expenses

We had eight employees that supported our overall product development function. The majority of our spend in R&D was to third parties we contracted with to develop and test our products in addition to development partner milestone payments. We closed our internal R&D facility in May 2021.

Liquidity and Capital Resources

As of December 31, 2023, we had total assets of $31.7 million, cash and cash equivalents of $21.4 million and working capital of $10.6 million. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$6,815	$4,821	$(4,721)
Net cash used in investing activities	(775)	(2,788)	(2,559)
Net cash flows (used in) provided by financing activities	(957)	(134)	391
Net change in cash and cash equivalents	$5,083	$1,899	$(6,889)

The increase in cash provided by operating activities is primarily a result of increased revenue. Investing activities in 2023 consist of licensing fees for Nitisinone, while investing activities in 2022 and 2021 consist primarily of licensing fees for Betaine and Carglumic Acid, respectively. The increase in cash used in financing activities is primarily the result of scheduled payments on our outstanding loan to SWK Holdings. See Note 5 — Debt for additional notes to Financial Statement.

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

Revenue Recognition for Contracts with Customers

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

At contract inception, once we determine the contract falls within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

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

The Company sells its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company stores its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model (“BSM”).

The Company estimates the fair value of stock-based option awards using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on the Company's historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

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

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of December 31, 2023, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Auditing the estimation of sales deductions was challenging because of the limited sales history of the Company’s products and the subjectivity of certain assumptions required to estimate those amounts. The product sales deductions are estimated based on current contractual and statutory requirements, market events and trends, and internal and external historical data. Specifically, management estimates potential chargebacks, which relate to price reductions below the estimated sales price that the wholesalers provide to certain customers, based on historical industry data for competing products and adjusted for actual historical experience. In addition, management estimates its provision for product returns based on prior experience with similar product launches and considers other factors such as levels of inventory in the distribution channel, forecasted buying patterns, product dating and expiration period.

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

Irvine, California

March 14, 2024

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$21,388	$16,305
Accounts receivable, net	3,411	1,852
Inventories	911	557
Prepaid expenses and other current assets	1,129	1,290
Total current assets	26,839	20,004

Property and equipment, net	58	72
Intangible assets, net	4,739	4,754
Operating lease right-of-use assets, net	92	188
Other long-term assets, net	12	12
Total assets	$31,740	$25,030

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,848	$1,766
Current portion of long-term debt, net of discount	5,380	1,033
Accrued liabilities	9,013	3,662
Total current liabilities	16,241	6,461

Long-term debt, net of discount and including accrued fees	—	5,384
Operating lease liabilities, net of current portion	22	107

Total liabilities	16,263	11,952

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,688,062 and 25,353,119 shares issued and outstanding at December 31, 2023 and 2022, respectively	26	25
Additional paid-in capital	119,521	116,187
Accumulated deficit	(104,070)	(103,134)
Total stockholders’ equity	15,477	13,078

Total liabilities and stockholders’ equity	$31,740	$25,030

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Revenues:
Licensing revenue	$5,500	$10,000	$19,000
Product sales and royalties, net	26,142	11,251	2,832
Total net revenues	31,642	21,251	21,832

Cost of Sales:
Licensing revenue	1,000	1,640	1,500
Product sales and royalties	9,581	5,293	1,327
Total cost of sales	10,581	6,933	2,827

Gross profit	21,061	14,318	19,005

Operating expenses:
Research and development	3,322	3,996	6,235
General and administrative	18,931	18,582	14,265
Total operating expenses	22,253	22,578	20,500

Loss from operations	(1,192)	(8,260)	(1,495)

Other income (expense):
Interest and other income (expense), net	503	(761)	(1,006)
Gain on PPP loan forgiveness	—	—	365
Gain on equipment sale	—	—	181

Loss before income tax expense	(689)	(9,021)	(1,955)

Income tax expense	247	—	—

Net loss	$(936)	$(9,021)	$(1,955)
Net loss per share, basic and diluted	$(0.04)	$(0.36)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	25,645	25,146	25,207

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	24,312,808	$24	$107,797	$(92,158)	$15,663

Stock-based compensation	—	—	3,381	—	3,381

Stock option exercises	144,233	1	338	—	339

Employee stock purchase plan	49,155	—	202	—	202

Common stock issued related to restricted stock units	25,000	—	—	—	—

Stock warrant exercises	94,808	—	—	—	—

Net loss	—	—	—	(1,955)	(1,955)

Balances at December 31, 2021	24,626,004	25	111,718	(94,113)	$17,630

Stock-based compensation	—	—	4,218	—	4,218

Stock option exercises	25,000	—	35	—	35

Employee stock purchase plan	69,884	—	171	—	171

Stock warrant exercises	632,231	—	45	—	45

Net loss	—	—	—	(9,021)	(9,021)

Balances at December 31, 2022	25,353,119	25	116,187	(103,134)	$13,078

Stock-based compensation	—	—	3,137	—	3,137

Employee stock purchase plan	86,782	—	229	—	229

Stock option exercises and vesting of restricted stock units	299,028	1	148	—	149

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(180)	—	(180)

Net loss	—	—	—	(936)	(936)

Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(936)	$(9,021)	$(1,955)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,137	4,218	3,381
Depreciation and amortization	901	1,774	462
Debt discount amortization	117	127	148
Gain on forgiveness of PPP loan	—	—	(365)
Gain on sale of equipment	—	—	(181)
Changes in operating assets and liabilities:
Accounts receivable	(1,559)	3,619	(5,423)
Inventories	(354)	(7)	692
Prepaid expenses and other assets	161	1,902	(1,026)
Accounts payable	53	(8)	(570)
Accrued liabilities	5,295	2,217	116
Net cash provided by (used in) operating activities	6,815	4,821	(4,721)

Cash used in investing activities
Proceeds from sale of equipment	—	—	700
Purchases of property and equipment	—	(38)	(9)
Purchase of product licensing rights	(775)	(2,750)	(3,250)
Net cash used in investing activities	(775)	(2,788)	(2,559)

Cash flows from financing activities
Debt paydown	(1,155)	(385)	(150)
Net proceeds from employee stock purchase plan and stock option and stock warrant exercises	198	251	541
Net cash (used in) provided by financing activities	(957)	(134)	391

Change in cash and cash equivalents	5,083	1,899	(6,889)
Cash and cash equivalents at beginning of year	16,305	14,406	21,295
Cash and cash equivalents at end of year	$21,388	$16,305	$14,406

Supplemental disclosures of cash flow information
Cash paid for interest	$842	$730	$815
Cash paid for income taxes	$247	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Adjustment of operating lease right-of-use assets and liabilities due to tenant allowance	$29	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$188	$—

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1 — Company Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has four commercial rare disease products: ALKINDI SPRINKLE® for the treatment of adrenocortical insufficiency; Carglumic Acid for the treatment of hyperammonemia due to NAGS deficiency; Betaine Anhydrous for the treatment of homocystinuria; and Nitisinone for the treatment of hereditary tyrosinemia type 1 (HT-1). The Company has three additional product candidates in late-stage development: ET-400, ET-600, and ZENEO® hydrocortisone autoinjector.

Note 2 — Liquidity Considerations

As of December 31, 2023, the Company had an accumulated deficit of $104,070 and for the year ended December 31, 2023 the Company had a net loss of $936.

To date, the Company has generated revenues from multiple products and expects further growth in 2024 and beyond in accordance with additional market penetration from these products plus revenues from additional products where it anticipates FDA approval. The Company currently believes its existing cash and cash equivalents of $21,388 as of December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with GAAP.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables, chargebacks and sales returns, Medicaid program rebates, valuation of inventories, useful lives of assets and the recoverability of long-lived assets, valuation of deferred tax assets, the accrual of research and development expenses, and the valuation of common stock, stock options, warrants, and restricted stock units (“RSUs”). Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the CEO, who evaluates the Company as a single operating segment.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. The total for these reserves amounted to $129 and $262 as of December 31, 2023 and 2022, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. Inventories at December 31, 2023 and 2022 consist primarily of purchased finished goods. At December 31, 2023 and 2022, inventories are shown net of a reserve for ALKINDI SPRINKLE® inventory due to the risk of expiry prior to being sold. There was an inventory reserve of $76 and $62 at December 31, 2023 and 2022, respectively.

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019 and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s (see Note 14), amortization of that asset was accelerated to record $275 of expense in June 2022 and the remaining $75 of expense in the last six months of the year ended December 31, 2022. A $750 payment related to the approval of Rezipres® had been capitalized in Q1 2022 and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the Rezipres® asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125 and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650 and that cost is being amortized over five years. The intangible assets, net on the Company’s balance sheet reflected $1,286 of accumulated amortization as of December 31, 2023. The Company recorded $790, $1,617, and $204 of amortization expense for the years ended December 31, 2023, 2022 and 2021 respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2024 to 2028 and thereafter.

Year	Amortization Expense
2024	$880
2025	880
2026	880
2027	756
2028	423
Thereafter	920
Total estimated amortization expense	$4,739

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the years ended December 31, 2023, 2022 and 2021.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2023 and 2022.

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company recorded no allowance for doubtful accounts at December 31, 2023 or 2022. The accounts receivable balance at December 31, 2023 and 2022 and product sales revenue recognized during the year ended December 31, 2023 and 2022 consist of sales to and amounts due from AnovoRX and Optime Cares for the Company's ALKINDI SPRINKLE®, Carglumic Acid, and Betaine Anhydrous products, as well as from AmerisourceBergen Corporation, Cardinal Health Services and McKesson Corporation for sales of the Company’s Biorphen product. AnovoRx sales made up 78.2% of 2023 total net revenues and 97.4% of net accounts receivable as of December 31, 2023, and 45.5% of 2022 total net revenues and 79.8% of net accounts receivable as of December 31, 2022.

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

The Company sells its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nisitinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are estimated and recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays. When estimating these adjustments to the transaction price, the Company reduces it sufficiently to be able to assert that it is probable that there will be no significant reversal of revenue when the ultimate adjustment amounts are known.

The Company stores its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company may recognize revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2023, 2022 or 2021 as the Company reported a net loss for the years ended December 31, 2023, 2022 and 2021 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 9).

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model (“BSM”).

The Company estimates the fair value of stock-based option awards using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on the Company's historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of December 31, 2023 and 2022, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of December 31, 2023 and 2022, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at December 31, 2023 or 2022, and has not recognized interest and penalties in the statements of operations for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company is subject to taxation in the United States and certain individual states – primarily Illinois and Tennessee. The Company’s tax losses from 2017 through 2023 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2023 or 2022.

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

Level 1 – Inputs based on quoted prices in active markets for identical assets or liabilities. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Observable inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent from the entity.

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available.

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

The Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt obligation. The carrying amounts of these financial instruments, except for the long-term debt obligation, approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt obligation approximate its fair value.

Impact of Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). Both ASU No. 2020-04 and ASU No. 2021-01 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance for contract modifications and hedging relationships, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the temporary accounting rules under Topic 848 to December 31, 2024. The Company transitioned to the secured overnight financing rate ("Term SOFR") from LIBOR on August 22, 2023. There are no material impacts to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 316): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The Company prospectively adopted this guidance on the effective date of January 1, 2023 and the adoption did not have a material impact to the consolidated financial statements and resulted in no adjustment to the Company’s prior year earnings.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2023	2022
Computer hardware and software	$187	$177
Furniture and fixtures	111	112
Equipment	52	52
Leasehold improvements	103	71
Construction in progress	—	12
	453	424
Less: accumulated depreciation and amortization	(395)	(352)
Property and equipment, net	$58	$72

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $44, $66 and $155, respectively.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 5 – Debt

SWK Loan

In November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Holdings Corporation (“SWK”) which provided for up to $10,000 in debt financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company, excluding EM-100. In March 2020, in conjunction with the Company’s ALKINDI SPRINKLE® product licensing agreement (see Note 14) and the Company’s March 2020 sale of shares of its common stock (see Note 6), the Company and SWK amended the SWK Credit Agreement. The amendment provided the Company with the option to immediately draw an additional $2,000 and the ability to borrow up to another $3,000 based upon the FDA approval of EM-100 and ALKINDI SPRINKLE® which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 in August 2020. Under the terms of the SWK Credit Agreement, the Company was required to maintain a minimum cash balance of $3,000, and pay 5.5% of the loan principal balance commencing in  February 2022 and then every three months thereafter until November 2024 at which time the remaining principal balance is due. Borrowings under the SWK Credit Agreement are secured by the Company’s assets. The SWK Credit Agreement contains customary default provisions and covenants which include limits on additional indebtedness. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

These warrants (the “SWK Warrants”) are exercisable immediately and have a term of seven years from the date of issuance. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to adjustment in connection with stock splits, dividends, reclassifications and other conditions.

In April 2022, the Company and SWK entered into an amendment to the SWK Credit Agreement which allowed for a deferral of loan principal payments until May 2023 and reduced the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $1,033 as principal due in the next 12 months and the remainder classified as long-term debt in its balance sheet at December 31, 2022. Because LIBOR was phased out as of June 2023, the Company amended the Credit Agreement in August 2023 to refer to Term SOFR, with an interest rate of Term SOFR plus 8.26%, subject to a stated Term SOFR floor rate of 5.0%.

The Company recorded interest expense of $1,060, $955 and $1,042 in 2023, 2022 and 2021, respectively, which included $117, $127 and $148, respectively, of debt discount amortization. The Company had accrued interest of $332 and $231 as of December 31, 2023 and 2022, respectively, which is included in accrued liabilities in the accompanying balance sheets.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 5 – Debt (continued)

The table below reflects the future annual payments for the SWK loan principal and interest as of December 31, 2023.

Amount
2024	6,483
Total payments	6,483
Less: amount representing interest	(1,023)
Loan payable, gross	5,460
Less: unamortized discount	(80)
Debt, net of unamortized discount	$5,380

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 6 — Common Stock (continued)

For the years ended December 31, 2023 and 2022, the Company issued 207,626 (net shares issued after a portion of 407,808 shares was a cashless exercise) and 25,000 shares, respectively, of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 8). The Company withheld 50,867 shares for payroll tax obligations totaling $180 for the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, the Company issued 86,782 and 69,884 shares, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). For the year ended December 31, 2023, the Company issued 91,402 shares of its common stock due to the vesting of restricted stock units. In April 2021, the Company issued 25,000 shares of its common stock to a member of its board of directors upon his retirement from the board in connection with previously vested RSUs. During 2022, there were 1,067,242 warrants exercised, a portion of which was a cashless exercise, resulting in 632,231 shares of common stock being issued by the Company.

Note 7 — Common Stock Warrants

Listed below is a summary of warrants outstanding as of December 31, 2023:

Description of Warrants	No. of Shares	Exercise Price
SWK Warrants – Debt (Tranche #1)	51,239	$5.86
SWK Warrants – Debt (Tranche #2)	18,141	$6.62
Total	69,380	6.05 (Avg)

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

A rollforward of the warrants outstanding is listed in the table below:

No. of Shares
Balance as of the beginning of the year	483,380
Expiration of National Securities Corp – November 2018 issuance	(414,000)
Balance as of the end of the year	69,380

There were 1,067,242 warrants exercised on a cashless basis in 2022 resulting in 632,231 shares of common stock being issued by the Company. There were 135,650 warrants exercised in 2021 (all on a cashless basis) resulting in 94,808 shares of common stock being issued by the Company. The intrinsic value of the warrants exercised was $2,367 in  2022 and $806 in 2021. There were no warrants exercised in 2023.

Note 8 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 663,598 shares available for future issuance under the 2018 Plan as of December 31, 2023.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2021, the share reserve was increased by 972,512 shares based on the 24,312,808 shares of common stock outstanding at December 31, 2020. On January 1, 2022, the share reserve was increased by 985,040 shares based on the 24,626,004 shares of common stock outstanding at December 31, 2021. On January 1, 2023, the share reserve was increased by 1,014,124 shares based on the 25,353,119 shares of common stock outstanding at December 31, 2022. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

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

For the years ended December 31, 2023, 2022 and 2021, the Company’s total stock-based compensation expense was $3,137, $4,218 and $3,381, respectively. Of these amounts, $2,864, $3,954, and $2,838 was recorded in general and administrative expenses, respectively, and $273, $264, and $543 was recorded in R&D expenses, respectively.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2023:

			Weighted Average
		Weighted Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2023	4,402,292	$4.71
Issued	1,108,291	3.51
Exercised	(407,808)	2.23
Forfeited/Cancelled	(263,549)	5.94
Options outstanding as of December 31, 2023	4,839,226	$4.57	7.3	$3,467
Options exercisable at December 31, 2023	3,399,896	$4.78	6.7	$2,432
Options vested and expected to vest at December 31, 2023	4,839,226	$4.57	7.3	$3,467

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised during 2023 was $612.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 8 — Share-Based Payment Awards (continued)

There were 207,626 and 25,000 shares issued for exercise of stock options during the years ended  December 31, 2023 and 2022, respectively, for proceeds of $149 and $35.

The assumptions used to calculate the estimated fair value of options granted during the years ended December 31, 2023, 2022 and 2021 under the BSM were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Expected dividends	—%	—%	—%
Expected volatility	70%	70%	70 - 80%
Risk-free interest rate	3.5 - 4.7%	1.5 - 3.9%	0.9 - 1.4%
Expected term (in years)	6.3	5.9	6.0
Weighted average grant date fair value	$2.32	$2.32	$5.64

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of options granted to non-employees equals the contractual life of the options.

Expected Volatility — Expected volatilities are based on the Company's historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility under the current conditions.

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

As of December 31, 2023, there was a total of $3,601 of unrecognized compensation costs related to non-vested stock option awards which will be recognized over a weighted average period of 2 years.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the year ended December 31, 2023:

		Weighted Average Grant-Date
	Number of Units	Fair Value Per Unit
Outstanding and unvested as of January 1, 2023	369,606	$2.63
Granted	—	—
Vested	(91,402)	$2.63
Forfeited	(4,000)	$2.63
Outstanding and unvested as of December 31, 2023	274,204	$2.63

Stock-based compensation related to RSUs was $239 and $114 for the years ended  December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $608 of unrecognized stock-based compensation expense related to unvested RSUs which will be recognized over a weighted average period of 2.5 years.

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

The Company recorded an expense of $135, $128, and $73 in 2023, 2022 and 2021, respectively, related to the ESPP. For the years ended December 31, 2023 and 2022, there were 86,782 and 69,884 share issuances, respectively, under the ESPP. The weighted average grant date fair value of share awards in 2023, 2022 and 2021 was $1.27, $1.17, and $2.50 per share, respectively. Employees contributed $230 and $174 to the ESPP during 2023 and 2022, respectively. Of these amounts, $24 and $23 at December 31, 2023 and 2022, respectively, are included in accrued liabilities in the accompanying balance sheets. As of December 31, 2023, there were 623,514 shares available for issuance under the ESPP.

Note 9 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, unvested RSAs and RSUs, and warrants at December 31, 2023, 2022 and 2021 were 5,418,251, 5,494,153, and 4,286,687, respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021

Net loss	$(936)	$(9,021)	$(1,955)
Weighted average common shares outstanding (basic and diluted)	25,645,366	25,145,657	25,207,299
Net loss per common share (basic and diluted)	$(0.04)	$(0.36)	$(0.08)

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 10 — Related-Party Transactions

Harrow

The Chief Executive Officer of Harrow Health, Inc. (“Harrow”) was a member of the Company’s board of directors until March 17, 2021 when he retired from service with the board. The Company issued 25,000 shares to the Harrow CEO in April 2021 after his retirement from the Company’s board associated with RSUs that were previously fully vested. As of December 31, 2023, Harrow owned 1,982,000 shares of Eton’s common shares which represents approximately 7.7% of the Company’s common shares outstanding.

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

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a sales and marketing agreement (the “Eyemax Agreement”) dated August 11, 2017 between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. Under the terms of the original agreement, the Company would pay Eyemax $250 upon FDA approval and $500 upon the first commercial sale of the product and pay Eyemax a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of 10 years, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement.

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. The Company has realized $1,840 of the non-royalty and royalty revenue as of December 31, 2023. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, will be split between Eyemax and the Company. There were no amounts due to Eyemax under the terms of the Amended Agreement as of December 31, 2023 or December 31, 2022, and Bausch Health discontinued sales of Alaway® Preservative Free effective  March 24, 2023.

Note 11 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

In January 2018, the Company signed an amended lease agreement to lease additional office space adjacent to its current corporate office space in Deer Park, Illinois. In October 2020, the Company renewed its office lease for a two-year period through March 2023 and recorded $195 in ROU assets and $195 in operating lease liabilities in association with the lease extension. In November 2022, the Company renewed its office lease for a two-year period through March 2025 and recorded $188 in ROU assets and $188 in operating lease liabilities in association with the lease extension.

In March 2018, the Company entered into a lease for laboratory space at a complex in Lake Zurich, Illinois. The lease commenced in March 2018. In November 2020, this laboratory lease was extended to June 2021 and was not extended after that date as the Company completed an evaluation its laboratory operations requirements and determined it would discontinue the laboratory activities and outsource its requirements.

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 11 — Leases (continued)

The Company’s operating lease cost as presented in the “Research and Development” and “General and Administrative” captions in the statements of operations was $0, $0, and $9 and $67, $82, and $86 for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $77, $86, and $113, respectively, in rent expense. Cash paid for amounts included in the measurement of operating lease liabilities was $88, $88, and $83 for the years ended December 31, 2023, 2022, and 2021, respectively. The ROU asset amortization for years ended December 31, 2023, 2022 and 2021 was $67, $62, and $88, respectively, and is reflected in depreciation and amortization in the Company’s statements of cash flows. As of December 31, 2023, the weighted-average remaining lease term was 1.25 years, and the weighted-average discount rate was 8.6%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2023:

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$92
Total leased assets		$92
Liabilities
Operating lease liabilities, current	Accrued liabilities	$53
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	22
Total operating lease liabilities		$75

The Company’s future annual lease commitments as of December 31, 2023 are as indicated below:

	Total	2024	2025	2026
Undiscounted lease payments	$81	$58	$23	$—
Less: Imputed interest	(6)
Total lease liabilities	$75

Note 12 – Income Taxes

The provision for income taxes for the Company consists of the following for the years ended December 31, 2023, 2022 and 2021:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Current:
Federal	$61	$—	$—
State	186	—	—
Total current expense	247	—	—

Deferred:
Federal	(85)	2,272	460
State	(31)	812	185
Change in valuation allowance	116	(3,084)	(645)
Total deferred expense	—	—	—
Total provision	$247	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 12 – Income Taxes (continued)

The significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Net operating losses	$15,447	$17,183
Stock-based expenses	3,372	3,090
Accruals and other	2,697	1,359
Total deferred tax assets	21,516	21,632
Valuation allowance	(21,516)	(21,632)
Net deferred tax assets	$—	$—

Based on the uncertainty of future taxable income at this time management believes a 100% valuation reserve for the $21,516 and $21,632 deferred tax assets at December 31, 2023 and 2022, respectively, is appropriate.

A reconciliation of the statutory federal tax rate to effective tax rate is shown below:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Provision (benefit) at statutory rate	21.0%	(21.0)%	(21.0)%
Permanent items (primarily warrants and stock compensation)	39.1	(3.3)	(2.5)
State tax benefit	6.5	(8.7)	(9.5)
Federal rate change	—	—	—
Other items	—	—	—
Increase (decrease) in valuation allowance	(30.7)	33.0	33.0
Income tax expense	35.9%	—%	—%

The Company has a federal and state NOL carryforward of $54,190 as of December 31, 2023. Under the Tax Act, federal NOLs incurred in taxable years ending after December 31, 2017 in the amount of $54,190  may be carried forward indefinitely and are subject to an 80% usage limitation. The state NOL carry forward will begin to expire in 2029.

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

Note 13 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the years ended December 31, 2023, 2022 and 2021, the Company made $242, $172, and $154, respectively, in matching contributions.

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

The three oral solution pediatric neurology product candidates discussed below, Topiramate, Zonisamide and Lamotrigine, were developed by the Company and its various product candidate development partners and the Company subsequently sold all its rights and interests in these three products to Azurity in 2021, but retained rights to certain royalties. The Company has recognized $27,500 in milestone revenues to date from these three products, and in June 2023 the Company amended its asset purchase agreement with Azurity and sold the remaining royalty interests it received back to Azurity for $5,500. Azurity will assume royalty or profit share obligations owed to development partners as well as additional milestone payments based on sales volume targets.

Prior to January 1, 2022, the Company worked with Tulex Pharmaceuticals, Inc. (“Tulex”) as a third-party contract manufacturer to develop an oral solution for Topiramate (fka ET-101) which targets a neurological condition. In November 2021, the product received approval from the FDA and was launched by Azurity in December 2021. The Company recognized a $5,000 milestone revenue at launch which was reflected in accounts receivable on the Company’s balance sheet at December 31, 2021 and subsequently collected in January 2022.

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

For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal which were valued at $1,264 based on the Company’s closing stock price of $3.33 on March 26, 2020. The Company paid Diurnal $1,000 for a 2023 sales milestone in January 2024 that was recorded as licensing cost of sales in December 2023, and will also pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA.

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

In October 2021, the Company acquired the U.S. marketing rights to Carglumic Acid Tablets. The product’s Abbreviated New Drug Application (“ANDA”), which is owned by Novitium Pharma, was approved by the FDA in October 2021. The product is an AB-rated, substitutable generic version of Carbaglu®. The Company paid $3,250 upon signing and retains 50% of the product profits with the balance being distributed to the licensor and manufacturer. The Company launched this product in December 2021.

In June 2022, the Company sold its rights in Cysteine Hydrochloride, Biorphen®, and Rezipres® to Dr. Reddy’s. Under the terms of the transaction, Dr. Reddy’s assumed immediate ownership of Eton’s rights and interest in the products. The Company received $5,000 at closing, recorded as licensing revenue in the twelve months ended December 31, 2022. In accordance with the terms of the agreement, $812 of Sintetica profit share receivables were expensed as cost of goods sold in the twelve months ended December 31, 2022.

In September 2022, the Company acquired an FDA-approved ANDA for Betaine Anhydrous for oral solution. The ANDA was approved by the FDA in January 2022. The Company paid $2,000 upon signing and an additional $125 in November 2023, and could pay up to $1,000 in commercial milestones. The Company will retain 65% of the product profits with the balance being distributed to the licensor.

In March 2023, the Company acquired rare disease endocrinology product candidate ET-600 from Tulex. The Company paid $450 to Tulex in July 2023 as a result of successful manufacturing of registration batches. The Company will pay Tulex $200 upon acceptance by the FDA of the NDA for the product, $250 upon first commercial sale of the product, and tiered royalties of 12.5% to 17.0% on net sales.

In October 2023, the Company acquired an FDA-approved ANDA for Nitisinone. The ANDA was approved by the FDA in May 2023. The Company paid $150 to the seller and an additional $500 of cure amounts owed to the manufacturer upon signing. The Company will retain 80% of the product profits with the balance being distributed to the manufacturer.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023 or 2022.

PART II (CONTINUED)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2023, an evaluation was conducted under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and designated contractors. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2024 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

19.1	Insider Trading Policy
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

March 14, 2024	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Gruber
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

Signature	Title	Date

/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director	March 14, 2024
Sean E. Brynjelsen	(Principal Executive Officer)

/s/ James Gruber	Chief Financial Officer, Treasurer and Secretary	March 14, 2024
James Gruber	(Principal Financial and Accounting Officer)

/s/ Jennifer M. Adams	Director	March 14, 2024
Jennifer M. Adams

/s/ Charles J. Casamento	Director	March 14, 2024
Charles J. Casamento

/s/ Paul V. Maier	Director	March 14, 2024
Paul V. Maier

/s/ Norbert G. Riedel, Ph.D.	Director	March 14, 2024
Norbert G. Riedel, Ph.D.