Form 10-K/A
period 2023-12-31
Eton Pharmaceuticals, Inc.
filed 2024-03-22
CIK 1710340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 21, 2024, the registrant had 25,688,062 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of the Annual Report on Form 10-K.

EXPLANATORY NOTE

Eton Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023, solely to amend the Consent of KMJ Corbin & Company LLP, Irvine, California, PCAOB ID: 170, the Company's Independent Registered Public Accounting Firm, included as Exhibit No. 23.1.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1 to this Amended 10-K.

Item 15. Exhibits, Financial Statement Schedules

(1) Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.
104	The cover page from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

March 22, 2024	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Gruber
James Gruber
Chief Financial Officer
(Principal Financial and Accounting Officer)