Form 10-Q
period 2024-03-31
Eton Pharmaceuticals, Inc.
filed 2024-05-09
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, Eton Pharmaceuticals, Inc. had outstanding 25,690,562 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,655	$21,388
Accounts receivable, net	4,240	3,411
Inventories	2,318	911
Prepaid expenses and other current assets	1,050	1,129
Total current assets	24,263	26,839

Property and equipment, net	57	58
Intangible assets, net	6,388	4,739
Operating lease right-of-use assets, net	74	92
Other long-term assets, net	12	12
Total assets	$30,794	$31,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,263	$1,848
Debt, net of unamortized discount	5,020	5,380
Accrued liabilities	8,017	9,013
Total current liabilities	15,300	16,241

Operating lease liabilities, net of current portion	—	22

Total liabilities	15,300	16,263

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,690,562 and 25,688,062 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	26	26
Additional paid-in capital	120,349	119,521
Accumulated deficit	(104,881)	(104,070)
Total stockholders’ equity	15,494	15,477

Total liabilities and stockholders’ equity	$30,794	$31,740

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2024	2023
Revenues:
Licensing revenue	$—	$—
Product sales and royalties	7,966	5,304
Total net revenues	7,966	5,304

Cost of sales:
Licensing revenue	—	—
Product sales and royalties	2,959	1,958
Total cost of sales	2,959	1,958

Gross profit	5,007	3,346

Operating expenses:
Research and development	651	535
General and administrative	5,156	5,345
Total operating expenses	5,807	5,880

Loss from operations	(800)	(2,534)

Other income (expense):
Other income	—	—
Interest expense, net	(11)	(126)
Total other income (expense)	(11)	(126)

Loss before income tax expense	(811)	(2,660)

Income tax expense	—	—

Net loss	$(811)	$(2,660)
Net loss per share, basic	$(0.03)	$(0.10)
Weighted average number of common shares outstanding, basic	25,763	25,525
Net loss per share, diluted	$(0.03)	$(0.10)
Weighted average number of common shares outstanding, diluted	25,763	25,525

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

Stock-based compensation	—	—	821	—	821

Stock option exercises	2,500	—	7	—	7

Net loss	—	—	—	(811)	(811)

Balances at March 31, 2024	25,690,562	$26	$120,349	$(104,881)	$15,494

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078

Stock-based compensation	—	—	872	—	872

Stock option exercises	202,126	1	131	—	132

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(181)	—	(181)

Net loss	—	—	—	(2,660)	(2,660)

Balances at March 31, 2023	25,504,378	$26	$117,009	$(105,794)	$11,241

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net loss	$(811)	$(2,660)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	821	872
Depreciation and amortization	252	213
Debt discount amortization	25	29
Changes in operating assets and liabilities:
Accounts receivable	(829)	(1,022)
Inventories	(1,407)	120
Prepaid expenses and other assets	79	191
Accounts payable	414	(530)
Accrued liabilities	(1,017)	1,239
Net cash used in operating activities	(2,473)	(1,548)

Cash flows from investing activities
Purchases of product license rights	(1,868)	—
Purchases of property and equipment	(14)	—
Net cash used in investing activities	(1,882)	—

Cash flows from financing activities
Repayment of long-term debt	(385)	—
Proceeds from stock option exercises	7	132
Payment of tax withholding related to net share settlement of stock option exercises	—	(181)
Net cash used in financing activities	(378)	(49)

Change in cash and cash equivalents	(4,733)	(1,597)
Cash and cash equivalents at beginning of period	21,388	16,305
Cash and cash equivalents at end of period	$16,655	$14,708

Supplemental disclosures of cash flow information
Cash paid for interest	$190	$216
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has five commercial rare disease products: ALKINDI SPRINKLE® for the treatment of pediatric adrenocortical insufficiency; Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency; Betaine Anhydrous for the treatment of homocystinuria; Nitisinone for the treatment of hereditary tyrosinemia type 1 (HT-1); and PKU GOLIKE® medical formula for patients with phenylketonuria (“PKU”). The Company has three additional product candidates in late-stage development: ET-400, ET-600, and ZENEO® hydrocortisone autoinjector.

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $16,655 as of March 31, 2024 in addition to revenues from approved products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back or discontinue operations.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the results of its operations and its cash flows for the periods ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2024 and 2023 are also unaudited. The results for the three-month periods ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of March 31, 2024, the Company’s cash is in a non-interest-bearing account and a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for doubtful accounts, cash discounts for prompt payment, distribution fees, chargebacks, returns, and allowances. The total for these reserves amounted to $207 and $129 as of March 31, 2024 and December 31, 2023, respectively. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at March 31, 2024 and December 31, 2023, consist solely of purchased finished goods. At March 31, 2024 and December 31, 2023, inventories are shown net of reserves for ALKINDI SPRINKLE® of $66 and $76, respectively, due to the risk of expiry before this entire stock of inventories is sold.

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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment relates to an FDA-approved product, and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250, and that cost is being amortized over ten years. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125 and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650 and that cost is being amortized over five years. In March 2024, the Company purchased the rights for its PKU GOLIKE® product which resulted in a $1,868 intangible asset that is being amortized over ten years. The intangible assets, net on the Company’s balance sheet, reflected $1,506 of accumulated amortization as of March 31, 2024. The Company recorded $220 and $181, respectively, of amortization expense for the three-month periods ended March 31, 2024 and 2023. The table below shows the estimated remaining amortization for these products for each of the five years from 2024 to 2028 and thereafter.

Amortization
Year	Expense
Remainder of 2024	$800
2025	1,067
2026	1,067
2027	943
2028	609
Thereafter	1,902
Total estimated amortization expense	$6,388

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the three-month periods ended March 31, 2024 and 2023.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Leases

The Company accounts for leases in accordance with ASC Topic 842 – Leases. The Company reviews all relevant facts and circumstances of a contract to determine if it is a lease whereby the terms of the agreement convey the right to control the direct use and receive substantially all the economic benefits of an identified asset for a period of time in exchange for consideration. The associated right-of-use assets and lease liabilities are recognized at lease commencement. The Company measures lease liabilities based on the present value of the lease payments over the lease term discounted using the rate it would pay on a loan with the equivalent payments and term for the lease. The Company does not include the impact for lease term options that would extend or terminate the lease unless it is reasonably certain that it will exercise any such options. The Company accounts for the lease components separately from non-lease components for its operating leases.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities, and long-term operating lease liabilities. The Company did not have any finance leases as of  March 31, 2024 or  December 31, 2023.

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

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents which are invested in high-grade money market funds and short-term U.S. treasury bills from time to time. The Company maintains its cash and cash equivalent balances with one major commercial bank, and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets. The Company believes the associated credit risk to be minimal.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer and historical experience. Based upon the review of these factors, the Company did not record an allowance for doubtful accounts at March 31, 2024 or 2023. The accounts receivable balance at  March 31, 2024 and 2023, and product sales revenue recognized during the three-month periods ended March 31, 2024 and 2023, primarily consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products. AnovoRx sales made up 97.7% of total net revenues recognized in the three-month period ended March 31, 2024 and 94.8% of net accounts receivable as of March 31, 2024, and 96.3% of total net revenues recognized in the three-month period ended March 31, 2023, and 97.4% of net accounts receivable as of  December 31, 2023.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Revenue Recognition for Contracts with Customers

The Company accounts for contracts with its customers in accordance with ASC 606 – Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company sells its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are estimated and recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company stores its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company may recognize revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options, RSUs and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month periods ended March 31, 2024 and 2023, common stock equivalents of 5,942,961 and 5,441,568, respectively, are excluded from the calculation of diluted net loss per shares because the effect is anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the shares of common stock are deferred until the director retires from service as a director.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and debt obligation. The carrying amounts of these financial instruments approximate their fair values due to the short-term maturities of these instruments. Based on borrowing rates currently available to the Company, the carrying value of the debt obligation approximates its fair value.

Impact of Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting - Improving Reportable Segment Disclosures. The standard requires enhanced disclosures of a public company's significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), and any additional measures of a segment's profit or loss used by the CODM when making resource allocation decisions, including for companies with a single reportable segment. The standard is effective for public companies for annual periods after December 15, 2023 and in interim periods in 2025, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The standard requires enhanced income tax disclosures, including the effective tax rate reconciliation and income taxes paid, amongst others. The standard will be effective for public companies for annual periods beginning in 2025, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its consolidated financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023
Computer hardware and software	$187	$187
Furniture and fixtures	125	111
Equipment	52	52
Leasehold improvements	103	103
Construction in Progress	—	—
	467	453
Less: accumulated depreciation	(410)	(395)
Property and equipment, net	$57	$58

Depreciation expense for the three-month periods ended March 31, 2024 and 2023 was $14 and $13, respectively.

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

In April 2022, the Company and SWK further amended the SWK Credit Agreement to allow for a deferral of loan principal payments until May 2023 and reduce the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $5,020 as principal due in the next 12 months in its balance sheet at March 31, 2024. Because LIBOR was phased out as of June 30, 2023, the Company amended the Credit Agreement in August 2023 to refer to the secured overnight financing rate ("Term SOFR"), with an interest rate of Term SOFR plus 8.26%, subject to a stated Term SOFR floor rate of 5.0%.

Interest expense of $238 was recorded during the three months ended March 31, 2024, which included $25 of debt discount amortization. Interest expense of $265 was recorded during the three months ended March 31, 2023, which included $29 of debt discount amortization. As of March 31, 2024, $354 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of March 31, 2024.

Amount
Remainder of 2024	5,905
Less: amount representing interest	(830)
Loan payable, gross	5,075
Less: unamortized discount	(55)
Debt, net of unamortized discount	$5,020

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the three months ended March 31, 2024, the Company issued 2,500 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan as amended in December 2020 (see Note 8). During the three months ended March 31, 2023, the Company issued 202,126 shares of its common stock resulting from cash and non-cash stock option exercises under its 2018 Equity Incentive Plan (see Note 8). The Company withheld 50,867 shares for payroll tax obligations totaling $181 for the three months ended March 31, 2023.

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2024 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
Total (Avg)	69,380	$6.05

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards

The Company adopted the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock, and in 2018 it adopted the 2018 Equity Incentive Plan as amended December 2020 (the “2018 Plan”) which replaced the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and RSUs for its common stock under both plans as detailed in the tables below. There were 250,002 shares available for future issuance under the 2018 Plan as of March 31, 2024.

Share awards that expire, terminate, are surrendered, or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased annually by 4% of the total number of shares of common stock outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

To date, all stock options issued have been non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant. Options typically have a ten-year life.

The Company’s previous Chief Financial Officer had 474,295 employee stock options with an exercise price range of $1.37 to $8.61 which were set to expire three months after his retirement date of May 31, 2022; however, the Company extended the expiration date to April 10, 2023. Of these options, 365,858 options were exercised in January and March 2023, and the remainder expired in April 2023. No other terms were modified.

For the three-month periods ended March 31, 2024 and 2023, the Company’s total stock-based compensation expense was $821 and $872, respectively. Of these amounts, $742 and $818 were recorded in general and administrative (“G&A”) expenses, respectively, and $79 and $54 were recorded in research and development expenses, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2023	4,839,226	$4.57
Issued	1,441,118	$4.42
Exercised	(2,500)	$2.97
Forfeited/Cancelled	—	$—
Outstanding as of March 31, 2024	6,277,844	$4.54	7.7	$1,287
Exercisable as of March 31, 2024	3,619,469	$4.74	6.6	$1,031
Vested and expected to vest at March 31, 2024	6,277,844	$4.54	7.7	$1,287

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at March 31, 2024 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock-based compensation related to stock options was $705 and $778 for the three-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was a total of $7,129 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the three months ended March 31, 2024 was $2.94 per share. In the three months ended March 31, 2024, there was one stock option exercise which totaled 2,500 shares at a weighted average exercise price of $2.97 per share with an intrinsic value of $2.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the three months ended March 31, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2023	274,204	$2.63
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding and unvested as of March 31, 2024	274,204	$2.63

Stock-based compensation related to RSUs was $60 and $58 for the three-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $548 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2024, there were 773,514 shares available for issuance under the ESPP.

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

For the three-month periods ended March 31, 2024 and 2023, there were no share issuances under the ESPP. The weighted average fair value of share awards in the first three months of 2024 and 2023 was $1.36 and $1.11, respectively. Employees contributed $134 and $107 via payroll deductions during the three-month periods ended March 31, 2024 and 2023, respectively. The Company recorded an expense of $56 and $36 related to the ESPP in the three-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the accompanying condensed balance sheets include $158 and $24, respectively, in accrued liabilities for employee ESPP contributions.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 9 — Related-Party Transactions

Chief Executive Officer

The CEO has a partial interest in a company that the Company had partnered with for its EM-100/Alaway® Preservative Free eye allergy product as described below.

The Company acquired the exclusive rights to sell the EM-100 product in the United States pursuant to a Sales and Marketing Agreement (the “Eyemax Agreement”) dated August 11, 2017, between the Company and Eyemax LLC (“Eyemax”), an entity affiliated with the Company’s CEO. Under the terms of the Eyemax Agreement, the Company would pay Eyemax $250 upon FDA approval, $500 upon the first commercial sale of the product, and a royalty of 10% on the net sales of all products. The Eyemax Agreement was for an initial term of ten years from the date of the Eyemax Agreement, subject to successive two-year renewals unless the Company elected to terminate the Eyemax Agreement.

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. From the effective date of the Amended Agreement, the Company has realized a total of $1,840 of the non-royalty and royalty revenue through  March 31, 2024. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019, and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, would be split between Eyemax and the Company. There were no amounts due to Eyemax under the terms of the Amended Agreement as of March 31, 2024, and Bausch Health discontinued sales of Alaway® Preservative Free effective March 24, 2023.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

The Company’s operating lease cost as presented as G&A in the condensed statements of operations was $20 for the three months ended March 31, 2024, and $23 for the three months ended March 31, 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $10 for the three months ended March 31, 2024, and $22 for the three months ended March 31, 2023. The ROU asset amortization was $18 and $19 for the three-month periods ended March 31, 2024 and 2023, respectively, and is reflected within depreciation and amortization on the Company’s condensed statements of cash flows. As of March 31, 2024, the weighted-average remaining lease term was 1.00 years, and the weighted-average incremental borrowing rate was 8.6%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2024 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$74
Total leased assets		$74
Liabilities
Operating lease liabilities, current	Accrued liabilities	$87
Total operating lease liabilities		$87

The Company’s future lease commitments as of March 31, 2024, are as indicated below:

Operating Lease Liabilities
2024 (remainder of 2024)	68
2025	23
Undiscounted lease payments	91
Less: Imputed interest	(4)
Total operating lease liabilities	$87

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 11 — Commitments and Contingencies (continued)

In September 2022, the Company acquired an FDA-approved ANDA for Betaine Anhydrous for oral solution. The ANDA was approved by the FDA in January 2022. The Company paid $2,000 to the seller upon signing and an additional $125 in November 2023, and could pay up to $1,000 in commercial milestones based on future product sales. The Company will retain 65% of the product profits with the balance being distributed to the licensor.

In March 2023, the Company acquired rare disease endocrinology product candidate ET-600 from Tulex Pharmaceuticals. The Company paid $450 to Tulex in July 2023 as a result of successful manufacturing of registration batches. The Company will pay Tulex $200 upon acceptance by the FDA of the NDA for the product, $250 upon first commercial sale of the product, and tiered royalties of 12.5% to 17.0% on net sales.

In October 2023, the Company acquired an FDA-approved ANDA for Nitisinone. The ANDA was approved by the FDA in May 2023. The Company paid $150 to the seller and an additional $500 of cure amounts owed to the manufacturer upon signing. The Company will retain 80% of the product profits with the balance being distributed to the manufacturer.

In March 2024, the Company acquired the rights to PKU GOLIKE® medical formula. The Company paid $2,350 to the seller upon signing, which was allocated as $482 of inventory and $1,868 of an intangible asset (product licensing rights) based on the relative fair value of the purchased assets. The Company could pay up to $2,000 in commercial milestones based on future product sales and will pay the seller a royalty of 30% of net sales, which will include the cost of the product.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2024 or  December 31, 2023.

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings, including the Risk Factors set forth in Part I, Item 1A of our 2023 10-K.

Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has five commercial rare disease products: ALKINDI SPRINKLE® for the treatment of pediatric adrenocortical insufficiency; Carglumic Acid for the treatment of hyperammonemia due to N-acetylglutamate synthase (NAGS) deficiency; Betaine Anhydrous for the treatment of homocystinuria; Nitisinone for the treatment of hereditary tyrosinemia type 1 (HT-1); and PKU GOLIKE® medical formula for patients with phenylketonuria (“PKU”). The Company has three additional product candidates in late-stage development: ET-400, ET-600, and ZENEO® hydrocortisone autoinjector.

Results of Operations (dollars in thousands)

For the three months ended March 31, 2024, we had $7,966 in total revenue that generated a gross profit of $5,007. We had total revenue of $5,304 for the three-month period ended March 31, 2023 that generated a gross profit of $3,346 for the period. The increase was primarily due to increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products.

Research and Development Expenses

For the three months ended March 31, 2024, we incurred $651 of research and development (“R&D”) expenses as compared to the $535 for the same period in 2023. The increase was primarily due to increased expenses associated with ET-400 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses.

For the three-month periods ended March 31, 2024 and 2023, we incurred $5,156 and $5,345, respectively, of G&A expenses. The slight decrease in G&A expenses was mainly due to decreased employee-related expenses along with decreased legal and consulting expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had total assets of $30.8 million, cash and cash equivalents of $16.7 million and working capital of $9.0 million. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2024 and 2023 (dollars in thousands):

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(2,473)	$(1,548)
Cash used in investing activities	(1,882)	—
Cash used in financing activities	(378)	(49)
Change in cash and cash equivalents	$(4,733)	$(1,597)

The increase in cash used in operating activities was primarily due to increased sales and gross profit from sales of our ALKINDI SPRINKLE® and Carglumic Acid products, offset by a $1,000 milestone payment related to 2023 ALKINDI SPRINKLE® sales and increased inventory purchases for ALKINDI SPRINKLE®, Carglumic Acid, Nitisinone, and PKU GOLIKE®. The increase in cash used in investing activities was due to a $1,868 payment related to the acquisition of the PKU GOLIKE® product license in March 2024. The increase in cash used in financing activities was primarily due to payments on the Company's long-term debt.

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

The Company sells its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are estimated and recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers are subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs. Because of the shelf life of the product and the Company’s lengthy return period, there may be a significant period of time between when the product is shipped and when it issues credits on returned product.

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

The Company stores its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company may recognize revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of March 31, 2024, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the three-month period ended March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2023 10-K, which was filed with the SEC on March 14, 2024, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three months ended  March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

May 9, 2024	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)