Form 10-Q
period 2024-06-30
Eton Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, Eton Pharmaceuticals, Inc. had outstanding 25,836,204 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,694	$21,388
Accounts receivable, net	4,873	3,411
Inventories	2,068	911
Prepaid expenses and other current assets	799	1,129
Total current assets	25,434	26,839

Property and equipment, net	45	58
Intangible assets, net	6,122	4,739
Operating lease right-of-use assets, net	210	92
Other long-term assets, net	12	12
Total assets	$31,823	$31,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,133	$1,848
Debt, net of unamortized discount	4,658	5,380
Accrued liabilities	11,425	9,013
Total current liabilities	18,216	16,241
Operating lease liabilities, net of current portion	145	22

Total liabilities	18,361	16,263

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,745,802 and 25,688,062 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	26	26
Additional paid-in capital	121,358	119,521
Accumulated deficit	(107,922)	(104,070)
Total stockholders’ equity	13,462	15,477

Total liabilities and stockholders’ equity	$31,823	$31,740

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues:
Licensing revenue	$—	$5,500	$—	$5,500
Product sales and royalties	9,074	6,497	17,040	11,801
Total net revenues	9,074	11,997	17,040	17,301

Cost of sales:
Licensing revenue	—	—	$—	—
Product sales and royalties	3,448	2,315	6,407	4,273
Total cost of sales	3,448	2,315	6,407	4,273

Gross profit	5,626	9,682	10,633	13,028

Operating expenses:
Research and development	2,970	1,125	3,621	1,660
General and administrative	5,591	4,674	10,747	10,019
Total operating expenses	8,561	5,799	14,368	11,679

Income (loss) from operations	(2,935)	3,883	(3,735)	1,349

Other income (expense):
Other income	—	800	—	800
Interest expense, net	(52)	(124)	(63)	(250)
Total other income (expense)	(52)	676	(63)	550

Income (loss) before income tax expense	(2,987)	4,559	(3,798)	1,899

Income tax expense	54	—	54	—

Net income (loss)	$(3,041)	$4,559	$(3,852)	$1,899
Net income (loss) per share, basic	$(0.12)	$0.18	$(0.15)	$0.07
Weighted average number of common shares outstanding, basic	25,778	25,593	25,771	25,560
Net income (loss) per share, diluted	$(0.12)	$0.18	$(0.15)	$0.07
Weighted average number of common shares outstanding, diluted	25,778	25,983	25,771	25,949

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2024 and 2023

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2024	25,690,562	$26	$120,349	$(104,881)	$15,494

Stock-based compensation	—	—	840	—	840

Employee stock purchase plan	55,240	—	169	—	169

Stock option exercises	—	—	—	—	—

Net loss	—	—	—	(3,041)	(3,041)

Balances at June 30, 2024	25,745,802	$26	$121,358	$(107,922)	$13,462

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2023	25,504,378	$26	$117,009	$(105,794)	$11,241

Stock-based compensation	—	—	785	—	785

Employee stock purchase plan	57,616	—	140	—	140

Net income	—	—	—	4,559	4,559

Balances at June 30, 2023	25,561,994	$26	$117,934	$(101,235)	$16,725

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2024 and 2023

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

Stock-based compensation	—	—	1,661	—	1,661

Employee stock purchase plan	55,240	—	169	—	169

Stock option exercises	2,500	—	7	—	7

Net loss	—	—	—	(3,852)	(3,852)

Balances at June 30, 2024	25,745,802	$26	$121,358	$(107,922)	$13,462

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078

Stock-based compensation	—	—	1,657	—	1,657

Employee stock purchase plan	57,616	—	140	—	140

Stock option exercises	202,126	1	131	—	132

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(181)	—	(181)

Net income	—	—	—	1,899	1,899

Balances at June 30, 2023	25,561,994	$26	$117,934	$(101,235)	$16,725

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(3,852)	$1,899

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,661	1,657
Depreciation and amortization	513	385
Non-cash lease expense	36	39
Debt discount amortization	48	61
Changes in operating assets and liabilities:
Accounts receivable	(1,462)	(1,232)
Inventories	(1,157)	(259)
Prepaid expenses and other assets	330	423
Accounts payable	284	537
Accrued liabilities	2,381	2,045
Net cash (used in) provided by operating activities	(1,218)	5,555

Cash flows from investing activities
Purchases of product license rights	(1,868)	—
Purchases of property and equipment	(14)	—
Net cash used in investing activities	(1,882)	—

Cash flows from financing activities
Repayment of long-term debt	(770)	(385)
Proceeds from employee stock purchase plan and stock option exercises	176	272
Payment of tax withholding related to net share settlement of stock option exercises	—	(181)
Net cash used in financing activities	(594)	(294)

Change in cash and cash equivalents	(3,694)	5,261
Cash and cash equivalents at beginning of period	21,388	16,305
Cash and cash equivalents at end of period	$17,694	$21,566

Supplemental disclosures of cash flow information
Cash paid for interest	$362	$426
Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash transactions in investing and financing activities
Right-of-use assets and liabilities obtained due to lease renewal	$153	$—

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

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $17,694 as of June 30, 2024 in addition to revenues from approved products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back operations.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024, and the results of its operations and its cash flows for the periods ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three-month and six-month periods ended June 30, 2024 and 2023 are also unaudited. The results for the three-month and six-month periods ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, provisions for uncollectible receivables, chargebacks and sales returns, Medicaid program rebates, valuation of inventories, useful lives of assets and the recoverability of long-lived assets, valuation of deferred tax assets, the accrual of research and development expenses and milestones, and the valuation of stock options, warrants, and restricted stock units (“RSUs”). Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Segment Information

The Company operates the business on the basis of a single reportable segment, which is the business of developing and commercializing prescription drug products. The Company’s chief operating decision-maker is the Chief Executive Officer (“CEO”), who evaluates the Company as a single operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of June 30, 2024, the Company’s cash is in a non-interest-bearing account and a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses, cash discounts for prompt payment, distribution fees, chargebacks, and returns. The total for these reserves amounted to $185 and $129 as of June 30, 2024 and December 31, 2023, respectively. The Company considers historical collection rates and the current financial status of its customers, as well as information from internal and external sources, macroeconomic and industry-specific factors, current conditions, and reasonable and supportable forecasts when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at June 30, 2024 and December 31, 2023, consist solely of purchased finished goods. At June 30, 2024 and December 31, 2023, inventories are shown net of reserves for ALKINDI SPRINKLE® of $72 and $76, respectively, due to the risk of expiry before this entire stock of inventories is sold.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives: computer hardware and software is depreciated over three years; equipment, furniture and fixtures is depreciated over five years; leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment relates to an FDA-approved product, and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250, and that cost is being amortized over ten years. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125, and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650, and that cost is being amortized over five years. In March 2024, the Company purchased the rights for its PKU GOLIKE® product which resulted in a $1,868 intangible asset that is being amortized over ten years. The intangible assets, net on the Company’s balance sheet, reflected $1,772 of accumulated amortization as of June 30, 2024. The Company recorded $267 and $487, respectively, of amortization expense for the three and six-month periods ended June 30, 2024. The table below shows the estimated remaining amortization for these products for each of the five years from 2024 to 2028 and thereafter.

Amortization
Year	Expense
Remainder of 2024	$534
2025	1,067
2026	1,067
2027	943
2028	609
Thereafter	1,902
Total estimated amortization expense	$6,122

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the six months ended June 30, 2024 or 2023.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities, and long-term operating lease liabilities. The Company did not have any finance leases as of  June 30, 2024 or  December 31, 2023.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company considers historical collection rates and the current financial status of its customers, as well as information from internal and external sources, macroeconomic and industry-specific factors, current conditions, and reasonable and supportable forecasts when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. Based upon the review of these factors, the Company did not record an allowance for credit losses at June 30, 2024 and 2023. The accounts receivable balance at  June 30, 2024 and 2023, and product sales revenue recognized during the six-month periods ended June 30, 2024 and 2023, primarily consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products. AnovoRx sales made up 95.9% of total net revenues recognized in the six-month period ended June 30, 2024 and 96.2% of net accounts receivable as of June 30, 2024, and 63.5% of total net revenues recognized in the six-month period ended June 30, 2023, and 97.4% of net accounts receivable as of  December 31, 2023. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company stores its ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, Nisitinone, and PKU GOLIKE® inventory at its pharmacy distributor customer locations, and revenue is recorded when stock is pulled and shipped to fulfill specific orders. The Company may recognize revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

Upon recognition of revenue from product sales, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees are included in sales reserves, accrued liabilities and net accounts receivable. As of June 30, 2024 and December 31, 2023, estimated state Medicaid liability was $7,142 and $3,627, respectively. The Company monitors actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from its estimates, it will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

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

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of June 30, 2024 and December 31, 2023, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company recorded income tax expense of $54 and zero for the six-month periods ended June 30, 2024 and 2023, respectively. Our effective tax rate was negative 1.8% for the six-month period ended June 30, 2024 and zero for the six-month period ended June 30, 2023.The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of June 30, 2024 and December 31 2023, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at June 30, 2024 and December 31, 2023, and has not recognized interest and penalties in the statement of operations for the six-month periods ended June 30, 2024 and 2023.

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

Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options, RSUs and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month periods ended June 30, 2024 and 2023, common stock equivalents excluded 6,636,723 and 4,887,018, respectively, that were anti-dilutive. For the six-month periods ended June 30, 2024 and 2023, common stock equivalents excluded 6,284,721 and 4,887,018, respectively, that were anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the shares of common stock are deferred until the director retires from service as a director.

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

The Company estimates the fair value of stock-based option awards using the Black-Scholes option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on the Company's historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility under the current conditions. We account for forfeitures as they occur.

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

Impact of Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting - Improving Reportable Segment Disclosures. The standard requires enhanced disclosures of a public company's significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), and any additional measures of a segment's profit or loss used by the CODM when making resource allocation decisions, including for companies with a single reportable segment. The standard is effective for public companies for annual periods after December 15, 2023 and in interim periods in 2025, with early adoption permitted. The Company is continuing to assess the potential impacts of the amendments, and it does not expect this pronouncement to have a material effect on its financial statements as the Company only has one reportable segment.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The standard requires enhanced income tax disclosures, including the effective tax rate reconciliation and income taxes paid, amongst others. The standard will be effective for public companies for annual periods beginning in 2025, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023
Computer hardware and software	$187	$187
Furniture and fixtures	125	111
Equipment	52	52
Leasehold improvements	103	103
Construction in Progress	—	—
	467	453
Less: accumulated depreciation	(422)	(395)
Property and equipment, net	$45	$58

Depreciation expense for the three-month periods ended June 30, 2024 and 2023 was $12 and $10, respectively. Depreciation expense for the six-month periods ended June 30, 2024 and 2023 was $26 and $23, respectively.

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

In April 2022, the Company and SWK further amended the SWK Credit Agreement to allow for a deferral of loan principal payments until May 2023 and reduce the interest rate to LIBOR 3-month plus 8.0%, subject to a stated LIBOR floor rate of 2.0%. In accordance with the change, the Company has classified $4,658 as principal due in the next 12 months in its balance sheet at June 30, 2024. Because LIBOR was phased out as of June 30, 2023, the Company amended the Credit Agreement in August 2023 to refer to the secured overnight financing rate ("Term SOFR"), with an interest rate of Term SOFR plus 8.26%, subject to a stated Term SOFR floor rate of 5.0%.

Interest expense of $460 was recorded during the six months ended June 30, 2024, which included $48 of debt discount amortization. Interest expense of $538 was recorded during the six months ended June 30, 2023, which included $61 of debt discount amortization. As of June 30, 2024, $382 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of June 30, 2024.

Amount
Remainder of 2024	5,349
Less: amount representing interest	(659)
Loan payable, gross	4,690
Less: unamortized discount	(32)
Debt, net of unamortized discount	$4,658

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the six months ended June 30, 2024, the Company issued 2,500 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan as amended in December 2020. In June 2024 the Company issued 55,240 shares of its common stock to employees in accordance with its 2018 Employee Stock Purchase Plan (“ESPP”) (see Note 8). During the six months ended June 30, 2023, the Company issued 202,126 shares of its common stock resulting from cash and non-cash stock option exercises under its 2018 Equity Incentive Plan (see Note 8). The Company withheld 50,867 shares for payroll tax obligations totaling $181 for the six months ended June 30, 2023. In June 2023 the Company issued 57,616 shares of its common stock to employees in accordance with its ESPP (see Note 8).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at June 30, 2024 are summarized in the table below.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards

The Company adopted the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock, and in 2018 it adopted the 2018 Equity Incentive Plan as amended December 2020 (the “2018 Plan”) which replaced the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and RSUs for its common stock under both plans as detailed in the tables below. There were 248,773 shares available for future issuance under the 2018 Plan as of June 30, 2024.

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

The Company’s previous Chief Financial Officer had 474,295 employee stock options with an exercise price range of $1.37 to $8.61 which were set to expire three months after his retirement date of May 31, 2022; however, the Company extended the expiration date to April 10, 2023. Of these options, 365,858 options were exercised on a cashless basis in January and March 2023, and the remainder expired in April 2023. No other terms were modified.

For the six-month periods ended June 30, 2024 and 2023, the Company’s total stock-based compensation expense was $1,661 and $1,657, respectively. Of these amounts, $1,459 and $1,534 were recorded in general and administrative (“G&A”) expenses, respectively, and $202 and $123 were recorded in research and development expenses, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2023	4,839,226	$4.57
Issued	1,471,118	$4.41
Exercised	(2,500)	$2.97
Forfeited/Cancelled	(25,771)	$4.38
Outstanding as of June 30, 2024	6,282,073	$4.54	7.4	$634
Exercisable as of June 30, 2024	3,866,990	$4.72	6.5	$604
Vested and expected to vest at June 30, 2024	6,282,073	$4.54	7.4	$634

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at June 30, 2024 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock-based compensation related to stock options was $727 and $698 for the three-month periods ended June 30, 2024 and 2023, respectively. Stock based compensation related to stock options was $1,432 and $1,476 for the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was a total of $6,409 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the six months ended June 30, 2024 was $2.93 per share. In the six months ended June 30, 2024, there was one stock option exercise which totaled 2,500 shares at a weighted average exercise price of $2.97 per share with an intrinsic value of $2.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the six months ended June 30, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2023	274,204	$2.63
Granted	—	$—
Vested	—	$—
Forfeited	(3,000)	$—
Outstanding and unvested as of June 30, 2024	271,204	$2.63

Stock-based compensation related to RSUs was $117 and $118 for the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $483 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.0 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of June 30, 2024, there were 718,274 shares available for issuance under the ESPP.

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

For the six-month periods ended June 30, 2024 and 2023, there were 55,240 and 57,616 share issuances, respectively, under the ESPP. The weighted average fair value of share awards in the first six months of 2024 and 2023 was $1.35 and $1.14, respectively. Employees contributed $182 and $133 via payroll deductions during the six-month periods ended June 30, 2024 and 2023, respectively. The Company recorded an expense of $112 and $63 related to the ESPP in the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the accompanying condensed balance sheets include $19 and $24, respectively, in accrued liabilities for employee ESPP contributions.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. From the effective date of the Amended Agreement, the Company has realized a total of $1,840 of the non-royalty and royalty revenue through  June 30, 2024. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019, and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, would be split between Eyemax and the Company. There were no amounts due to Eyemax under the terms of the Amended Agreement as of June 30, 2024, and Bausch Health discontinued sales of Alaway® Preservative Free effective March 24, 2023.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 10 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

In June 2024, the Company renewed its office lease for a two-year period through March 2027 and recorded $219 in ROU assets and $219 in operating lease liabilities in association with the lease extension.

The Company’s operating lease cost as presented as G&A in the condensed statements of operations was $39 for the six months ended June 30, 2024, and $46 for the six months ended June 30, 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $13 for the six months ended June 30, 2024, and $37 for the six months ended June 30, 2023. The ROU asset non-cash lease expense was $36 and $39 for the six-month periods ended June 30, 2024 and 2023, respectively, and is reflected within non-cash lease expense on the Company’s condensed statements of cash flows. As of June 30, 2024, the weighted-average remaining lease term was 2.75 years, and the weighted-average incremental borrowing rate was 8.6%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2024 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$210
Total leased assets		$210
Liabilities
Operating lease liabilities, current	Accrued liabilities	$74
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	$145
Total operating lease liabilities		$219

The Company’s future lease commitments as of June 30, 2024, are as indicated below:

Operating Lease Liabilities
2024 (remainder of 2024)	45
2025	89
2026	90
2027	23
Undiscounted lease payments	247
Less: Imputed interest	(28)
Total operating lease liabilities	$219

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2024 or  December 31, 2023.

Note 12 — Subsequent Events

On  July 12, 2024 the Company issued 90,402 shares of common stock in connection with the vesting of restricted stock units. The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes thereto.

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

Results of Operations (dollars in thousands)

For the three months ended June 30, 2024, we had $9,074 in total revenue that generated a gross profit of $5,626. We had total revenue of $11,997 for the three-month period ended June 30, 2023 that generated a gross profit of $9,682 for the period. The decrease was primarily due to a $5,500 sale of royalty interests to Azurity in June 2023 offset by increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products.

For the six months ended June 30, 2024, we had $17,040 in total revenue that generated a gross profit of $10,633. We had total revenue of $17,301 for the six-month period ended June 30, 2023 that generated a gross profit of $13,028 for the period. The decrease was primarily due to a $5,500 sale of royalty interests to Azurity in June 2023 offset by increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products.

Research and Development Expenses

For the three months ended June 30, 2024, we incurred $2,970 of research and development (“R&D”) expenses as compared to $1,125 for the same period in 2023. The increase was primarily due to increased expenses associated with ET-400 project development activities.

For the six months ended June 30, 2024, we incurred $3,621 of research and development (“R&D”) expenses as compared to $1,660 for the same period in 2023. The increase was primarily due to increased expenses associated with ET-400 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses.

For the three-month periods ended June 30, 2024 and 2023, we incurred $5,591 and $4,674, respectively, of G&A expenses. The increase in G&A expenses was mainly due to increased sales and marketing expenses, legal fees, and consulting expenses.

For the six-month periods ended June 30, 2024 and 2023, we incurred $10,747 and $10,019, respectively, of G&A expenses. The slight increase in G&A expenses was mainly due to increased sales and marketing expenses and legal fees.

Liquidity and Capital Resources

As of June 30, 2024, we had total assets of $31.8 million, cash and cash equivalents of $17.7 million and working capital of $7.2 million. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2024 and 2023 (dollars in thousands):

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net cash (used in) provided by operating activities	$(1,218)	$5,555
Cash used in investing activities	(1,882)	—
Cash used in financing activities	(594)	(294)
Change in cash and cash equivalents	$(3,694)	$5,261

The decrease in cash (used in) provided by operating activities was primarily due to a $5,500 sale of royalty interests to Azurity in June 2023, a $1,000 milestone payment related to 2023 ALKINDI SPRINKLE® sales in January 2024, and increased inventory purchases for ALKINDI SPRINKLE®, Carglumic Acid, Nitisinone, and PKU GOLIKE® in 2024. The increase in cash used in investing activities was due to a $1,868 payment related to the acquisition of the PKU GOLIKE® product license in March 2024. The increase in cash used in financing activities was primarily due to payments on the Company's long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of June 30, 2024, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the six-month period ended June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2023 10-K, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

August 8, 2024	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)