Form 10-Q
period 2024-09-30
Eton Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, Eton Pharmaceuticals, Inc. had outstanding 25,836,204 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,261	$21,388
Accounts receivable, net	5,591	3,411
Inventories	1,938	911
Prepaid expenses and other current assets	1,959	1,129
Total current assets	29,749	26,839

Property and equipment, net	33	58
Intangible assets, net	5,854	4,739
Operating lease right-of-use assets, net	193	92
Other long-term assets, net	12	12
Total assets	$35,841	$31,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,684	$1,848
Debt, net of unamortized discount	4,125	5,380
Accrued Medicaid rebates	8,047	3,627
Other accrued liabilities	4,878	5,386
Total current liabilities	19,734	16,241

Operating lease liabilities, net of current portion	126	22

Total liabilities	19,860	16,263

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 25,836,204 and 25,688,062 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	26	26
Additional paid-in capital	123,250	119,521
Accumulated deficit	(107,295)	(104,070)
Total stockholders’ equity	15,981	15,477

Total liabilities and stockholders’ equity	$35,841	$31,740

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues:
Licensing revenue	$500	$—	$500	$5,500
Product sales and royalties	9,824	7,028	26,864	18,829
Total net revenues	10,324	7,028	27,364	24,329

Cost of sales:
Licensing revenue	270	—	270	—
Product sales and royalties	3,752	2,625	10,159	6,898
Total cost of sales	4,022	2,625	10,429	6,898

Gross profit	6,302	4,403	16,935	17,431

Operating expenses:
Research and development	505	615	4,126	2,275
General and administrative	5,288	4,336	16,035	14,355
Total operating expenses	5,793	4,951	20,161	16,630

Income (loss) from operations	509	(548)	(3,226)	801

Other income (expense):
Other income	—	—	—	800
Interest expense, net	(8)	(31)	(71)	(281)
Total other income (expense)	(8)	(31)	(71)	519

Income (loss) before income tax expense	501	(579)	(3,297)	1,320

Income tax expense (benefit)	(126)	—	(72)	—

Net income (loss)	$627	$(579)	$(3,225)	$1,320
Net income (loss) per share, basic	$0.02	$(0.02)	$(0.12)	$0.05
Weighted average number of common shares outstanding, basic	25,900	25,719	25,814	25,613
Net income (loss) per share, diluted	$0.02	$(0.02)	$(0.12)	$0.05
Weighted average number of common shares outstanding, diluted	26,550	25,719	25,814	26,002

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2024 and 2023

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2024	25,745,802	$26	$121,358	$(107,922)	$13,462

Stock-based compensation	—	—	722	—	722

Stock option exercises and vesting of restricted stock units	90,402	—	—	—	—

Relative fair value of warrants issued in connection with debt	—	—	1,170	—	1,170

Net income	—	—	—	627	627

Balances at September 30, 2024	25,836,204	$26	$123,250	$(107,295)	$15,981

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2023	25,561,994	$26	$117,934	$(101,235)	$16,725

Stock-based compensation	—	—	730	—	730

Stock option exercises and vesting of restricted stock units	96,402	—	16	—	16

Net loss	—	—	—	(579)	(579)

Balances at September 30, 2023	25,658,396	$26	$118,680	$(101,814)	$16,892

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2024 and 2023

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

Stock-based compensation	—	—	2,383	—	2,383

Employee stock purchase plan	55,240	—	169	—	169

Stock option exercises and vesting of restricted stock units	92,902	—	7	—	7

Relative fair value of warrants issued in connection with debt	—	—	1,170	—	1,170

Net loss	—	—	—	(3,225)	(3,225)

Balances at September 30, 2024	25,836,204	$26	$123,250	$(107,295)	$15,981

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078

Stock-based compensation	—	—	2,387	—	2,387

Employee stock purchase plan	57,616	—	140	—	140

Stock option exercises and vesting of restricted stock units	298,528	1	147	—	148

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(181)	—	(181)

Net income	—	—	—	1,320	1,320

Balances at September 30, 2023	25,658,396	$26	$118,680	$(101,814)	$16,892

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net Income (loss)	$(3,225)	$1,320

Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	2,383	2,387
Depreciation and amortization	791	576
Non-cash lease expense	53	50
Debt discount amortization	70	90
Changes in operating assets and liabilities:
Accounts receivable	(2,179)	(1,643)
Inventories	(1,027)	(494)
Prepaid expenses and other assets	171	749
Accounts payable	836	(52)
Accrued Medicaid rebates	4,420	2,342
Other accrued liabilities	(559)	1,103
Net cash from operating activities	1,734	6,428

Cash flows from investing activities
Purchases of product license rights	(1,868)	—
Purchases of property and equipment	(14)	—
Net cash from investing activities	(1,882)	—

Cash flows from financing activities
Repayment of long-term debt	(1,155)	(770)
Proceeds from employee stock purchase plan and stock option exercises	176	288
Payment of tax withholding related to net share settlement of stock option exercises	—	(181)
Net cash from financing activities	(979)	(663)

Change in cash and cash equivalents	(1,127)	5,765
Cash and cash equivalents at beginning of period	21,388	16,305
Cash and cash equivalents at end of period	$20,261	$22,070

Supplemental disclosures of cash flow information
Cash paid for interest	$525	$638
Cash paid for income taxes	$181	$—
Right-of-use assets and liabilities obtained due to lease renewal	$153	$29

Supplemental disclosures of non-cash transactions in investing and financing activities
Relative fair value of warrants issued in connection with debt	$1,170	$—

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

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $20,261 as of September 30, 2024 in addition to revenues from products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders, and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back operations.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the periods ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three-month and nine-month periods ended September 30, 2024 and 2023 are also unaudited. The results for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade money market funds. As of September 30, 2024, the Company’s cash is in a non-interest-bearing account and a government money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses, cash discounts for prompt payment, distribution fees, chargebacks, rebates, and returns. The total for these reserves amounted to $229 and $129 as of September 30, 2024 and December 31, 2023, respectively. The Company considers historical collection rates and the current financial status of its customers, as well as information from internal and external sources, macroeconomic and industry-specific factors, current conditions, and reasonable and supportable forecasts when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and will record a write-down if an impairment is identified. Inventories at September 30, 2024 and December 31, 2023, consist solely of purchased finished goods. At September 30, 2024 and December 31, 2023, inventories are shown net of reserves for ALKINDI SPRINKLE® of $72 and $76, respectively, due to the risk of expiry before this entire stock of inventories is sold.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives: computer hardware and software is depreciated over three years; equipment, furniture and fixtures is depreciated over five years; and leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment relates to a U.S. Food and Drug Administration (“FDA”)-approved product, and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250, and that cost is being amortized over ten years. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125, and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650, and that cost is being amortized over five years. In March 2024, the Company purchased the rights for its PKU GOLIKE® product which resulted in a $1,868 intangible asset that is being amortized over ten years. The intangible assets, net on the Company’s balance sheet, reflected $2,039 of accumulated amortization as of September 30, 2024. The Company recorded $267 and $753, respectively, of amortization expense for the three and nine-month periods ended September 30, 2024. The table below shows the estimated remaining amortization for these products for each of the five years from 2024 to 2028 and thereafter.

Amortization
Year	Expense
Remainder of 2024	$266
2025	1,067
2026	1,067
2027	943
2028	609
Thereafter	1,902
Total estimated amortization expense	$5,854

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s statements of operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the nine-month periods ended September 30, 2024 or 2023.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying balance sheets. The Company amortizes these costs over the expected term of the related debt under the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with debt are also recorded as a reduction to the debt balance and accreted over the expected term into interest expense using the effective interested method. The fair value of warrants related to the issuance of a delayed draw term loan commitment is capitalized as short-term assets. Once a draw is made, the unamortized asset is reclassified as a reduction to the related debt balance and amortized into interest expense under the effective interest method.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities, and long-term operating lease liabilities. The Company did not have any finance leases as of  September 30, 2024 or  December 31, 2023.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company considers historical collection rates and the current financial status of its customers, as well as information from internal and external sources, macroeconomic and industry-specific factors, current conditions, and reasonable and supportable forecasts when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. Based upon the review of these factors, the Company did not record an allowance for credit losses at  September 30, 2024 or 2023. The accounts receivable balance at  September 30, 2024 and  December 31, 2023, and product sales revenue recognized during the nine-month periods ended September 30, 2024 and 2023, primarily consist of sales to and amounts due from AnovoRx for sales of the Company’s ALKINDI SPRINKLE® and Carglumic Acid products. AnovoRx sales made up 93.6% of total net revenues recognized in the nine-month period ended September 30, 2024 and 98.5% of net accounts receivable as of September 30, 2024, and 72.9% of total net revenues recognized in the nine-month period ended September 30, 2023, and 97.4% of net accounts receivable as of  December 31, 2023. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

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

Upon recognition of revenue from product sales, the estimated amounts of credit for product returns, chargebacks, distribution fees, prompt payment discounts, state Medicaid and GPO fees are included in sales reserves, accrued liabilities and net accounts receivable. As of September 30, 2024 and December 31, 2023, estimated state Medicaid liability was $8,047 and $3,627, respectively. The Company monitors actual product returns, chargebacks, discounts and fees subsequent to the sale. If these amounts end up differing from its estimates, it will make adjustments to these allowances, which are applied to increase or reduce product sales revenue and earnings in the period of adjustment.

Cost of Sales

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

Cost of licensing revenue consists of the profit-sharing fees related to the Company’s product licensing and development partners.

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

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the statements of operations. As of September 30, 2024 and December 31, 2023, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company recorded income tax benefit of ($126) and zero for the three-month periods ended September 30, 2024 and 2023, respectively. The Company recorded income tax benefit of ($72) and zero for the nine-month periods ended September 30, 2024 and 2023, respectively. Our effective tax rate was (25.1%) for the three-month period ended September 30, 2024 and zero for the three month period ended September 30, 2023. Our effective tax rate was 2.4% for the nine-month period ended September 30, 2024 and zero for the nine-month period ended September 30, 2023. The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of  September 30, 2024 and  December 31, 2023, there were no unrecognized tax benefits included in the balance sheets that would, if recognized, affect the effective tax rate. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at  September 30, 2024 and  December 31, 2023, and has not recognized interest and penalties in the statement of operations for the nine-month periods ended September 30, 2024 and 2023.

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

Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options, RSUs and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. For the three-month periods ended September 30, 2024 and 2023, common stock equivalents excluded 4,896,038 and 5,618,663, respectively, that were anti-dilutive. For the nine-month periods ended September 30, 2024 and 2023, common stock equivalents excluded 6,319,907 and 4,821,906, respectively, that were anti-dilutive. Included in the basic and diluted net income (loss) per share calculation are RSUs awarded to directors that have vested, but the issuance and delivery of the shares of common stock are deferred until the director retires from service as a director.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023
Computer hardware and software	$187	$187
Furniture and fixtures	125	111
Equipment	52	52
Leasehold improvements	103	103
Construction in Progress	—	—
	467	453
Less: accumulated depreciation	(434)	(395)
Property and equipment, net	$33	$58

Depreciation expense for the three-month periods ended September 30, 2024 and 2023 was $12 and $9, respectively. Depreciation expense for the nine-month periods ended September 30, 2024 and 2023 was $38 and $32, respectively.

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

In September 2024, the Company and SWK further amended the SWK Credit Agreement to extend the maturity date of the existing loan to December 31, 2024 and expand the credit facility by $25,695 to $30,000, contingent upon closing of the October 2024 purchase agreement for Increlex® (see Note 12). Under the terms of the amendment, the facility’s maturity will be extended to 3 years from closing of the October 2024 purchase agreement and reduce the annual interest rate to Term SOFR plus 6.75% with no change to the Term SOFR floor rate of 5.0%. In accordance with the change, the Company has classified $4,125 as principal due in the next 12 months in its balance sheet at September 30, 2024.

In connection with the additional $25,695 to be borrowed at closing of the October 2024 purchase agreement, the Company has agreed to issue warrants for 289,736 shares of its common stock at an exercise price of $5.32 per share. The pro rata fair value of the warrants related to the extension of the debt is deferred and recorded as a reduction to the debt balance in the accompanying balance sheets, and the Company amortizes these costs over the expected term of the related debt under the effective interest method. The pro rata fair value of the warrants related to the issuance of a delayed draw term loan commitment is capitalized as short-term assets. Once a draw is made, the unamortized asset is reclassified as a reduction to the related debt balance and amortized into interest expense under the effective interest method. All warrants (the “SWK Warrants”) are exercisable upon issuance and have a term of seven years from the date of issuance. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to change in connection with stock splits, dividends, reclassifications and other conditions.

Interest expense of $211 was recorded during the three months ended September 30, 2024, which included $22 of debt discount amortization. Interest expense of $267 was recorded during the three months ended September 30, 2023, which included $29 of debt discount amortization. Interest expense of $672 was recorded during the nine months ended September 30, 2024, which included $70 of debt discount amortization. Interest expense of $805 was recorded during the nine months ended September 30, 2023, which included $90 of debt discount amortization. As of September 30, 2024, $408 of accrued interest is included in accrued liabilities. As of December 31, 2023, $332 of accrued interest is included in accrued liabilities.

The table below reflects the future payments for the SWK loan principal and interest as of September 30, 2024.

Amount
Remainder of 2024	4,802
Less: amount representing interest	(497)
Loan payable, gross	4,305
Less: unamortized discount	(180)
Debt, net of unamortized discount	$4,125

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the nine months ended September 30, 2024, the Company issued 2,500 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan as amended in December 2020. In June 2024 the Company issued 55,240 shares of its common stock to employees in accordance with its 2018 Employee Stock Purchase Plan (“ESPP”) (see Note 8), and in July 2024 the Company issued 90,402 shares of its common stock resulting from the vesting of restricted stock units. During the nine months ended September 30, 2023, the Company issued 298,528 shares of its common stock resulting from cash and non-cash stock option exercises under its 2018 Equity Incentive Plan (see Note 8) and from the vesting of restricted stock units. The Company withheld 50,867 shares for payroll tax obligations totaling $181 for the nine months ended September 30, 2023. In June 2023 the Company issued 57,616 shares of its common stock to employees in accordance with its ESPP (see Note 8).

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at September 30, 2024 are summarized in the table below.

Description of Warrants	No. of Shares	Exercise Price
SWK Warrants – Debt – Tranche #1	51,239	$5.86
SWK Warrants – Debt – Tranche #2	18,141	$6.62
SWK Warrants – Debt – Tranche #3	289,736	$5.32
Total (Avg)	359,116	$5.46

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”) for their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors. The third tranche of warrants is not yet exercisable at  September 30, 2024 and would become exercisable when the term loan is drawn upon closing of the October 2024 purchase agreement for Increlex® (see Note 5).

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards

The Company adopted the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock, and in 2018 it adopted the 2018 Equity Incentive Plan as amended December 2020 (the “2018 Plan”) which replaced the 2017 Plan. The Company has granted restricted stock awards (“RSAs”), stock options and RSUs for its common stock under both plans as detailed in the tables below. There were 470,511 shares available for future issuance under the 2018 Plan as of September 30, 2024.

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

In August 2024, the Company’s board of directors approved a modification of certain outstanding awards of a senior executive who retired in August 2024. The combined awards had an exercise price range of $3.47 to $8.61 which were set to expire 90 days after retirement or termination as the case may be, and the Company extended the expiration dates to November 2025 in conjunction with ongoing consulting services. No other terms were modified. Due to these modifications, the Company incurred a modification expense of $75 that is included in general and administration expense on the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2024 and 2023, the Company’s total stock-based compensation expense was $2,383 and $2,387, respectively. Of these amounts, $2,138 and $2,191 were recorded in general and administrative (“G&A”) expenses, respectively, and $245 and $196 were recorded in research and development expenses, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2023	4,839,226	$4.57
Issued	1,511,118	$4.41
Exercised	(2,500)	$2.97
Forfeited/Cancelled	(264,717)	$4.61
Outstanding as of September 30, 2024	6,083,127	$4.53	7.2	$11,194
Exercisable as of September 30, 2024	4,060,340	$4.70	6.4	$7,448
Vested and expected to vest at September 30, 2024	6,083,127	$4.53	7.2	$11,194

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at September 30, 2024 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock-based compensation related to stock options was $559 and $639 for the three-month periods ended September 30, 2024 and 2023, respectively. Stock based compensation related to stock options was $1,991 and $2,115 for the nine-month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was a total of $5,266 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the nine months ended September 30, 2024 was $2.94 per share. In the nine months ended September 30, 2024, the Company issued 2,500 shares of its stock resulting from stock option exercises at a weighted average exercise price of $2.97 per share with an intrinsic value of $2.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2023	274,204	$2.63
Granted	—	$—
Vested	(90,402)	$—
Forfeited	(23,000)	$—
Outstanding and unvested as of September 30, 2024	160,802	$2.63

Stock-based compensation related to RSUs was $171 and $179 for the nine-month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $376 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 1.8 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2024, there were 718,274 shares available for issuance under the ESPP.

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

For the nine-month periods ended September 30, 2024 and 2023, there were 55,240 and 57,616 share issuances, respectively, under the ESPP. The weighted average fair value of share awards in the first nine months of 2024 and 2023 was $1.34 and $1.22, respectively. Employees contributed $209 and $181 via payroll deductions during the three and nine months ended September 30, 2024 and 2023, respectively. The Company recorded an expense of $145 and $93 related to the ESPP in the nine-month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the accompanying condensed balance sheets include $48 and $24, respectively, in accrued liabilities for employee ESPP contributions.

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. From the effective date of the Amended Agreement, the Company has realized a total of $1,840 of the non-royalty and royalty revenue through  September 30, 2024. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019, and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, would be split between Eyemax and the Company. There were no amounts due to Eyemax under the terms of the Amended Agreement as of September 30, 2024, and Bausch Health discontinued sales of Alaway® Preservative Free effective March 24, 2023.

The CEO has a partial interest in a company that the Company has entered into an agreement with as described below.

Previously, the Company acquired DS-200 and all related intellectual property pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the CEO. On August 30, 2024, the Company amended the Selenix Agreement in tandem with an agreement to sell DS-200 in August 2024 (see Note 11). Pursuant to the terms of the amended Selenix Agreement, Selenix waived its rights to future milestone payments and 50% of DS-200 profit in exchange for 45% of proceeds received by Eton from the DS-200 sale agreement. Selenix is 50% owned by Messa Holdings LLC (“Messa”), which is 100% owned by the CEO. As of September 30, 2024, the Company’s balance sheet reflected a $220 payment due to Selenix in accrued liabilities.

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

The Company’s operating lease cost as presented as G&A in the condensed statements of operations was $61 for the nine months ended September 30, 2024, and $57 for the nine months ended September 30, 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $35 for the nine months ended September 30, 2024, and $66 for the nine months ended September 30, 2023. The ROU asset non-cash lease expense was $53 and $50 for the nine-month periods ended September 30, 2024 and 2023, respectively, and is reflected within non-cash lease expense on the Company’s condensed statements of cash flows. As of September 30, 2024, the weighted-average remaining lease term was 2.50 years, and the weighted-average incremental borrowing rate was 8.6%.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2024 (in thousands).

Assets	Classification
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$193
Total leased assets		$193
Liabilities
Operating lease liabilities, current	Accrued liabilities	$75
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	$126
Total operating lease liabilities		$201

The Company’s future lease commitments as of September 30, 2024, are as indicated below:

Operating Lease Liabilities
2024 (remainder of 2024)	23
2025	89
2026	90
2027	23
Undiscounted lease payments	225
Less: Imputed interest	(24)
Total operating lease liabilities	$201

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

In August 2024, the Company entered into an agreement to sell its DS-200 product candidate. The Company received $500 upfront and could receive additional payments of up to $6,500 based on the achievement of certain future regulatory and commercial milestones related to DS-200. The Company will retain 45% of the proceeds from the transaction with the balance being distributed to other partners.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2024 or  December 31, 2023.

Note 12 — Subsequent Events

On October 2, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ipsen Biopharmaceuticals Inc. (the “Seller”), pursuant to which the Company has agreed to acquire Increlex® (mecasermin injection) from Seller. Increlex is a biologic product used to treat children who suffer from severe primary insulin-like growth factor 1 deficiency (SPIGFD) because their bodies do not produce enough insulin-like growth factor 1 (IGF-1). The product is approved in 40 territories, including the United States and the European Union.

Under the terms of the Purchase Agreement, the Company will purchase Increlex® for $22.5 million at closing and will pay an additional $7.5 million for product inventory. The Company will also make payments to Seller of $2.5 million on each of the first and second anniversaries of closing. In addition, the Company will be obligated to purchase additional inventory over 30 months, in an amount not to exceed €15.0 million.

The acquisition is structured as an all-cash purchase without any financing contingencies (see Note 5) and is expected to close near year-end 2024, subject to customary closing conditions. Each of the Company and Seller have made customary representations, warranties, covenants and indemnities in the Purchase Agreement. As part of the acquisition, the parties have entered into a transition services agreement, whereby Seller will continue to distribute the product in markets outside the United States for a period of six months following the closing. The Company will immediately commercialize the product within the United States upon closing.

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

Results of Operations (dollars in thousands)

For the three months ended September 30, 2024, we had $10,324 in total revenue that generated a gross profit of $6,302. We had total revenue of $7,028 for the three-month period ended September 30, 2023 that generated a gross profit of $4,403 for the period. The increase was primarily due to increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products, along with sales volume from Nitisinone and PKU GOLIKE® products launched in 2024 and licensing revenue of $500 from the sale of its DS-200 product candidate in September 2024.

For the nine months ended September 30, 2024, we had $27,364 in total revenue that generated a gross profit of $16,935. We had total revenue of $24,329 for the nine-month period ended September 30, 2023 that generated a gross profit of $17,431 for the period. The increase was primarily due to increased sales volume of the Company's ALKINDI SPRINKLE® and Carglumic Acid products, along with sales volume from Nitisinone and PKU GOLIKE® products launched in 2024, which were offset by decreased licensing revenue of $5,500 from the sale of royalty interests to Azurity in June 2023.

Research and Development Expenses

For the three months ended September 30, 2024, we incurred $505 of research and development (“R&D”) expenses as compared to $615 for the same period in 2023. The decrease was primarily due to decreased expenses associated with ET-400 project development activities.

For the nine months ended September 30, 2024, we incurred $4,126 of research and development (“R&D”) expenses as compared to $2,275 for the same period in 2023. The increase was primarily due to increased expenses associated with ET-400 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses.

For the three-month periods ended September 30, 2024 and 2023, we incurred $5,288 and $4,336, respectively, of G&A expenses. The increase in G&A expenses was mainly due to increased sales and marketing expenses and employee related expenses.

For the nine-month periods ended September 30, 2024 and 2023, we incurred $16,035 and $14,355, respectively, of G&A expenses. The increase in G&A expenses was mainly due to increased sales and marketing expenses, legal fees, and employee related expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had total assets of $35.8 million, cash and cash equivalents of $20.3 million and working capital of $10.0 million. We believe that our cash and cash equivalents on hand, along with continued product revenues, will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2024 and 2023 (dollars in thousands):

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Net cash from operating activities	$1,734	$6,428
Cash from investing activities	(1,882)	—
Cash from financing activities	(979)	(663)
Change in cash and cash equivalents	$(1,127)	$5,765

The decrease in cash from operating activities was primarily due to a $5,500 sale of royalty interests to Azurity in June 2023, a $1,000 milestone payment related to 2023 ALKINDI SPRINKLE® sales in January 2024, and increased inventory purchases for ALKINDI SPRINKLE®, Carglumic Acid, Nitisinone, and PKU GOLIKE® in 2024. The decrease in cash from investing activities was due to a $1,868 payment related to the acquisition of the PKU GOLIKE® product license in March 2024. The decrease in cash from financing activities was primarily due to payments on the Company's long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of September 30, 2024, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the nine-month period ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fifth Amendment to Credit Agreement by and among the Company and SWK Funding LLC dated as of September 30, 2024

10.2	Second Amendment to Warrant Agreement by and among the Company and SWK Funding LLC dated as of September 30, 2024

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

November 12, 2024	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)