Form 10-K
period 2024-12-31
Eton Pharmaceuticals, Inc.
filed 2025-03-18
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2024 was approximately $80.2 million.

As of March 10, 2025, the registrant had 26,817,535 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Eton,” “our company,” “we,” “us,” “the Company” and “our” refer to Eton Pharmaceuticals, Inc., a Delaware corporation.

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

PART I

Item 1. Business

About Eton

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have seven commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. We have six additional product candidates in late-stage development: ET-400, ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

INCRELEX® – This biologic product was approved by the FDA in August 2005 as a treatment for children who suffer from severe primary insulin-like growth factor 1 deficiency (SPIGFD). The product is approved in 40 territories, including the United States and the European Union. We acquired and launched the product in December 2024.

ALKINDI SPRINKLE® – This product was approved by the FDA in September 2020 as a replacement therapy for Adrenocortical Insufficiency (“AI”) in children under 17 years of age. The product is the first and only FDA-approved granule hydrocortisone formulation designed to help provide accurate dosing for newborns and children with AI. We acquired U.S. marketing rights to the product in March 2020 and launched ALKINDI SPRINKLE® in December 2020 with a sales force targeting pediatric endocrinologists. We believe there are approximately 10,000 children currently suffering from AI in the United States. ALKINDI SPRINKLE® is protected by three issued patents that extend to 2032, 2033, and 2034.

GALZIN® is FDA-approved as a maintenance treatment for patients with Wilson Disease who have been initially treated with a chelating agent. It is estimated that less than 5,000 patients in the U.S. are currently being treated for Wilson Disease. We acquired the product in December 2024 and assumed the commercialization of the product in the U.S. in March 2025. We offer the product through our Eton Cares patient support program that provides high-touch, personalized service tailored for rare disease patients and their providers.

PKU GOLIKE® - In March 2024, we acquired the U.S. rights to PKU GOLIKE, which is a next generation medical formula product engineered with the patent protected, pharmaceutical grade Physiomimic™ technology for the dietary management of phenylketonuria (“PKU”) under medical supervision. PKU GOLIKE’s® taste-masked, odor-free coating technology is designed to provide a better taste and a superior experience compared to alternative PKU medical formulas. In addition, PKU GOLIKE’s delayed amino acid release formulation is designed to keep patients full for a longer period of time.

Carglumic Acid Tablets – Our Carglumic Acid product is an FDA-approved generic version of Carbaglu®. Our product is approved for the treatment of acute and chronic hyperammonemia due to N-acetylglutamate synthase (“NAGS”) deficiency. We acquired the marketing rights to the product in October 2021 and launched the product in December 2021. We promote the product with our internal sales force.

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

ET-400 - We submitted to the FDA a New Drug Application (“NDA”) for the product in 2024, which was originally scheduled with a Prescription Drug User Fee Amendments (“PDUFA”) goal date of February 28, 2025. On February 6, 2025, we were notified by the FDA that it had applied a three-month extension to the original PDUFA goal date of February 28, 2025. The new PDUFA goal date is now May 28, 2025.

ET-600 – ET-600 is under development for the treatment of central diabetes insipidus. We expect to submit an NDA for the product in 2025, which could allow for an approval and launch of the product in 2026.

Amglidia® - In November 2024, we entered into a licensing agreement with AMMTeK., pursuant to which we have agreed to acquire the U.S. rights to Amglidia® (glyburide oral suspension). Amglidia® is being developed for the treatment of neonatal diabetes mellitus, a rare condition estimated to impact approximately 300 patients in the U.S. The product was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the FDA. AMMTeK has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support Eton’s NDA submission.

ET-700– We are developing this zinc extended release product for the treatment of Wilson disease. We plan to hold a meeting with the FDA in 2025 to discuss the product’s clinical pathway.

ET-800– We are developing this ready-to-use, injectable liquid hydrocortisone in a vial for the hospital market.

ZENEO® Hydrocortisone Autoinjector – Our ZENEO® hydrocortisone autoinjector product candidate is a proprietary needle-free autoinjector under development for the treatment of adrenal crisis.

Eton Pharmaceuticals

Products Summary

Product	Eton Category	Indication	FDA Status
INCRELEX®	Endocrinology	Severe Primary IGF-1 Deficiency	Commercial
ALKINDI SPRINKLE®	Endocrinology	Adrenal Insufficiency	Commercial
GALZIN®	Metabolic	Wilson Disease	Commercial
PKU GOLIKE®	Metabolic	Phenylketonuria	Commercial
Carglumic Acid Tablets	Metabolic	NAGS deficiency	Commercial
Betaine Anhydrous	Metabolic	Homocystinuria	Commercial
Nitisinone	Metabolic	Tyrosinemia Type 1	Commercial
ET-400	Endocrinology	Adrenal Insufficiency	NDA Submitted (PDUFA Goal Date of May 28, 2025)
ET-600	Endocrinology	Diabetes Insipidus	Under Development
Amglidia®	Endocrinology	Neonatal diabetes mellitus	Under Development
ET-700	Metabolic	Wilson Disease	Under Development
ET-800	Endocrinology	Adrenal Insufficiency	Under Development
ZENEO® Hydrocortisone	Endocrinology	Adrenal Crisis	Under Development

Goals and Strengths

Our goal is to become a leading pharmaceutical company focused on developing and commercializing treatments for rare diseases. We believe we are unique in the pharmaceutical industry in our ability to identify, acquire, and advance products through the development and regulatory process. Our biggest competitive strengths are:

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

Sales and Marketing

We currently commercialize seven products under our own label with our internal infrastructure and sales force. We market and sell INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone in the United States consistent with applicable laws. These products are distributed to patients via specialty pharmacies, which support customer service and reimbursement activities.

Research and Development

We currently have eight employees that support our product research and development (“R&D”) priorities and strategy. In addition, we utilize external sources for various product development activities, including the resources of our product development partners for certain product candidates and through the use of contract laboratory services on a fee for service model. Our R&D priorities include:

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

ALKINDI SPRINKLE® is protected by three issued patents that extend to 2034. ET-400 is protected by two issued patents that extend to 2043 and there are additional patent applications related to this product under review with the U.S. Patent and Trademark Office (“USPTO”). ET-600 is protected by an issued patent that extends to 2044 and there are additional patent applications related to this product under review with the USPTO. We intend to seek patent protection on our internally developed products as circumstances warrant.

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

Clinical trials are usually conducted in three phases. Phase 1 clinical trials are conducted in small groups of healthy volunteers to assess safety of various dosing regimens and pharmacokinetics. After a safe dose has been established, in Phase 2 clinical trials the drug is administered to a limited patient population with the target disease or condition to identify possible adverse events and safety risks, and to conduct a preliminary evaluation of the efficacy of the product candidate in treating the targeted disease or condition. Phase 3 clinical trials are usually multi-center, double-blind controlled trials in larger numbers of subjects to assess as fully as possible both the safety and effectiveness of the drug, establish the overall risk-benefit of the product candidate, and provide adequate information for the labeling of the product.

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

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under a PDUFA, the FDA’s goal is to complete its initial review and respond to the applicant within ten months of submission, unless the application relates to an unmet medical need, or is for a serious or life-threatening indication, in which case the goal may be within six months of NDA submission. However, the review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA. During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of the advisory committee, but it typically follows such recommendations. Data from clinical studies are not always conclusive and the FDA and/or any advisory committee it appoints may interpret data differently than the applicant.

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

If the FDA approves one of our product candidates, we will be required to comply with post-approval regulatory requirements, including record-keeping requirements and reporting of adverse reactions and production problems, and updated safety and efficacy information. Also, quality control and manufacturing procedures must continue to conform to GMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP, which imposes extensive procedural, substantive and record-keeping requirements. If we seek to make certain changes to an approved product, such as certain manufacturing changes, we will need FDA review and approval before the change can be implemented. For example, if we change the manufacturer of a product or our API, the FDA may require stability or other data from the new manufacturer. Such data will take time and are costly to generate, and the delay associated with generating this data may cause interruptions in our ability to meet commercial demand, if any. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled studies that demonstrate the product’s safety and efficacy in the new indication. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the health-care system that could prevent or delay marketing approval of pharmaceutical products, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

● On April 13, 2017, the Centers for Medicare and Medicaid Services (“CMS”) published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Health Care Reform Law for plans sold through such marketplaces.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent U.S. Congressional Inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer and patient programs, and reform government program reimbursement methodologies for products. In July 2021, President Biden signed an Executive Order affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health & Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures.

In August 2022, President Biden signed the Inflation Reduction Act (“IRA”) which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through actions by regulatory authorities, the outcome of which is uncertain.

In August 2023, the Biden Administration published the first ten medicines subject to the Medicare Drug Price Negotiation program. Eton signed a program agreement in February 2024 with an effective date of January 1, 2025 that could change our discounting obligations for all medicines in Medicare, however the impact to our business is minimal since Eton products are prescribed to very few Medicare patients. Should the program change such that it significantly increases our discounting obligations, or should the number of our products prescribed to Medicare patients increase substantially, it could have a material adverse effect on our net revenues, financial condition, results of operations or prospects.

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

Employees

At December 31, 2024, we had 31 full-time employees, eight of whom are engaged in research and development activities, 18 are engaged in sales and marketing operations and five of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants.

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

Recent Development

As previously reported in our Form 8-K/A filed on March 7, 2025, following the closing of our acquisition of the INCRELEX® product on December 19, 2024, the Company’s advisors determined that, under relevant accounting rules and interpretations, the acquisition must be accounted for by the Company as a business combination rather than an asset purchase. As a result of this determination, the Company is required to file an amendment to the Original Report to provide separate audited financial statements and unaudited pro forma financial information for INCRELEX®, specified by Item 9.01 of Form 8-K, no later than 71 calendar days after the date that the Original Report on Form 8-K was required to be filed with the SEC, which was March 7, 2025. While the Company is required to file audited financial statements of INCRELEX® for the years ended December 31, 2023 and 2022 and the nine months ended September 30, 2024 and 2023, as well as unaudited proforma financial information for the years ended December 31, 2024 and 2023, INCRELEX® was accounted for as a single product within Ipsen's consolidated financial statements and not as a separate business. Historical financial statements for the Increlex product do not exist, and as a result, the Company believes that it will be unable to create the required financial statements. Accordingly, the Company has filed a request with the SEC that the SEC waive the aforementioned financial statement filing requirement.

Risk Factors Summary

You should carefully consider the risks set forth in the section of this Annual Report of Form 10-K entitled “Risk Factors” beginning on page 11 of this Annual Report, including, but not limited to, the following:

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

●

Use of artificial intelligence-based software by us or third parties with which we contract, may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

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
●

Changes in U.S. trade policy, threats of international tariffs, and changes to the U.S. political landscape may adversely affect our business, results of operations, financial condition, and prospects.

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

We face a potential risk of product liability as a result of the commercialization of our approved products and clinical testing of our new product candidates and will face an even greater risk if we commercialize our current product candidates or any other future product. For example, we may be sued if our approved products or any product we develop, including any of our product candidates, or any materials that we use in our products allegedly cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the United States, claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Use of artificial intelligence-based software by us or third parties with which we contract, may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

Artificial intelligence-based software is increasingly being used in the biopharmaceutical and healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges. For example, algorithms may be flawed, data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Furthermore, use of artificial intelligence-based software by us or third parties with which we contract, may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property and could negatively impact our competitive position, financial condition, results of operations and prospects.

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

We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of additional product approvals from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

The development and commercialization of new drugs is highly competitive. We face competition (from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide) with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete directly with companies that focus on 505(b)(2) and generic drugs, and companies dedicating their resources to novel forms of therapies for these indications. Many of these competitors are attempting to develop products for our target indications. We face the risk that our competitors will develop a competing product using the same 505(b)(2) pathway that we intend to pursue. Our business model is to focus on product candidates that we consider to have a shorter timeline to, and lower cost of, regulatory approval. These attributes can also be taken advantage of by our competitors to develop and obtain marketing approval for a competing product. In addition, following FDA approval of our product candidates for which we have no patent protection, our competitors may seek to develop a competing product pursuant to the 505(j) pathway, which is an abbreviated pathway used for the regulatory approval of generic product candidates. As a result of the foregoing, we may find that the market opportunity for our product candidates for which we have no patent protection is relatively small due to the fact that barriers to entry are low and generic competition may follow within relatively short time periods after our product is approved. With the proliferation of new drugs and therapies in these areas, we expect to face increasingly intense competition as new technologies become available. Any product candidates that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for the majority of our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. For example, we had under development a patented injectable pentoxifylline therapeutic candidate, which we believed would satisfy the requirements of the 505(b)(2) regulatory pathway. However, based on a pre-IND meeting with the FDA in March 2018 to discuss the clinical and regulatory pathway for the product, we decided to suspend all further development activities for this candidate indefinitely due to extraordinarily high costs of the clinical trials that would be required by the FDA.

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) to allow reliance on the FDA’s prior findings of safety and effectiveness. If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

Changes in U.S. trade policy, threats of international tariffs, and changes to the U.S. political landscape may adversely affect our business, results of operations, financial condition, and prospects.

Rising threats of international tariffs, including tariffs applied to goods traded between the U.S. and Canada, Mexico, Europe and other international markets, could materially and adversely affect our business, results of operations, financial condition, and prospects. Over the past several years, legislative and executive action from U.S. and foreign leaders has led to both threats of and the imposition of tariffs on certain materials and products, including pharmaceutical products. Changes in U.S. relations with these international trading partners, including the current trade tensions, are difficult to predict and could adversely affect our operations or financial condition. We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

If any of these outcomes occur, we may not receive approval for our product candidates, which could negatively impact our business, financial condition, or results of operations.

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

In the United States, there are numerous privacy laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. New laws also are being considered or have been implemented at both the state and federal levels. For example, the California Consumer Privacy Act of 2018 (effective on January 1, 2020), as amended by the California Privacy Rights and Enforcement Act of 2020 (effective on January 1, 2023) (“CCPA”), requires companies that process information of California residents (“consumers,” as defined under the CCPA) to make specific disclosures about their data collection, use and disclosure practices, provides consumers with individual data privacy rights, including enabling consumers to limit the use of their sensitive personal information, imposes new operational requirements for covered businesses, imposes data retention limitations, provides a private right of action for data breaches, creates a statutory damages framework and creates a new state agency, the California Privacy Protection Agency, that is vested with the authority to implement and enforce the CCPA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities in the future depending on our revenue growth, how much consumer data we process, and how such laws are interpreted. Additionally, four additional states have enacted privacy laws, which could increase our potential liability and adversely affect our business in the future. In particular, the Virginia Consumer Data Protection Act (“VCDPA”) became effective on January 1, 2023; the Colorado Privacy Act (“CPA”) and the Connecticut Data Privacy Act (“CTDPA”) became effective on July 1, 2023; and the Utah Consumer Privacy Act (“UCPA”) became effective on December 31, 2023. While these regulations incorporate many similar concepts to the CCPA, there are also several key differences in their scope, application, and enforcement that will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Other states are considering similar legislation and a broad range of legislative measures also have been introduced at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Further, regulations promulgated pursuant to HIPAA impose privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, or PHI, and requires the implementation of administrative, physical, and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity, and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

Risks Related to Owning Our Common Stock

We are currently unable to comply with the requirement to provide separate audited financial statements and unaudited pro forma financial information for the INCRELEX® product acquisition, specified by Item 9.01 of Form 8-K.

As previously reported in our Form 8-K/A filed on March 7, 2025, we are currently unable to file an amendment to our Form 8-K reporting the completion of our acquisition of the INCRELEX® product containing the separate audited financial statements and unaudited pro forma financial information required by Item 9.01 of Form 8-K by the required due date. As such, we are no longer in compliance with our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our inability to obtain such information by the deadline has resulted in noncompliance with our reporting obligations under the Exchange Act. Such noncompliance, in turn:

●

has, in the absence of receiving the requested waiver from the SEC, rendered us ineligible to use the SEC's short-form registration statement on Form S-3 to register the issuance of our securities for any capital raising activities; and

●	could, depending on if and/or when the financial statements are created and become available and we file them, have other material and adverse consequences that are summarized below.

Until the earlier of the date on which we receive the requested waiver or the audited financial statements and unaudited pro forma financial information specified by Item 9.01 of Form 8-K are filed with the SEC, no new registration statement that we file with the SEC seeking to register our securities for issuance, sale or resale, including for capital raising transactions, additional acquisitions or for our employee benefit programs, will be declared effective by the SEC and thus our capital raising activities and ability to provide new equity incentives to our employees will be substantially curtailed during that period.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares. There is also a risk that neither we nor our independent registered public accounting firm (when applicable in the future) will be able to conclude within the prescribed timeframe that internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Under the Tax Act, federal Net Operating Losses (“NOLs”) incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but can only be applied to 80% of taxable income for the year. As of December 31, 2024, our remaining federal NOLs were generated after the 2017 tax year. Our significant state NOLs as of December 31, 2024 were generated in IL and TN, which begin to expire in 2037 and 2034, respectively. Neither IL nor TN conform to the federal 80% utilization limitation, but IL has suspended annual NOL utilization above $0.5 million of IL taxable income until the 2027 tax year. IL NOLs that would have been utilized if not for this suspension are granted an additional carryforward year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We are performing a study to determine if we have triggered any “ownership change” limitations. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 10, 2025, we had 26,817,535 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

Ownership portions held by our executives and directors may limit our stockholders’ ability to influence corporate matters.

Our directors and executive officers beneficially own approximately 16.9% of our common stock. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

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

Item 2. Properties

We conduct all of our administrative activities for Eton Pharmaceuticals, Inc. at our 5,507 square foot leased office space located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois 60010. The lease for this facility expires in March 2027.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 31, 2024, the last trading date in 2024, was $13.32 per share.

Record Holders

As of March 10, 2025, we had four holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 10, 2025 was $13.69.

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

Overview

We are an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have seven commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company has six additional product candidates in late-stage development: ET-400, ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Results of Operations

We have realized revenues from the sale of our ALKINDI SPRINKLE®,  Carglumic Acid, and Biorphen products in 2022, as well as the launch of Betaine in 2023, and the launch of Nitisinone and PKU GOLIKE® products in 2024. We also realized revenue from the sale of our hospital products portfolio to Dr. Reddy’s Laboratories S.A. (“Dr. Reddy's”) in 2022, and the sale of our neurology product royalty streams to Azurity in 2023. We anticipate continued growth of our commercialized products as well as commercializing additional product candidates in 2025 and beyond.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net revenues of $39.0 million in 2024 included $0.5 million of licensing revenue from the sale of our DS-200 product candidate in September 2024. Net revenue of $31.6 million in 2023 included $5.5 million of licensing revenue from the sale of our neurology product royalty streams to Azurity in June 2023. Net product revenue of $38.5 million in 2024 increased by $12.4 million from $26.1 million in 2023 primarily as a result of higher product sales for ALKINDI SPRINKLE® and Carglumic Acid.

Our 2024 gross profit of $23.4 million was up from $21.1 million in 2023 primarily as a result of higher product sales for ALKINDI SPRINKLE® and Carglumic Acid.

For the years ended December 31, 2024 and 2023, we incurred $3.3 million and $3.3 million in research and development ("R&D") expenses, respectively, and $22.8 million and $18.9 million of general and administrative (“G&A”) expenses, respectively.  The $3.8 million increase in G&A expenses was primarily due to personnel additions to support our growing business as well as marketing spend on new products. We incurred a net loss of $3.8 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, selling and advertising/promotional expenses, legal and professional fees, business insurance and FDA fees associated with approved products. We anticipate that our G&A expenses will increase to support our business growth, particularly with respect to sales and marketing activities and additional personnel.

Research and Development Expenses

We currently have eight employees that support our overall product development function. The majority of our spend in R&D is to third parties we contract with to develop and test our products and development of partner milestone payments.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net revenues of $31.6 million in 2023 included $5.5 million of licensing revenue from the sale of our neurology product royalty streams to Azurity in June 2023. Net revenues of $21.3 million in 2022 included $10.0 million of licensing revenue, consisting of $5.0 million from Azurity on the launch of Zonisamide and $5.0 million from the hospital products sale to Dr. Reddy's.  Net product revenue of $26.1 million in 2023 increased by $14.8 million from $11.3 million in 2022 primarily as a result of product sales growth for ALKINDI SPRINKLE® and Carglumic Acid.

Our 2023 gross profit of $21.1 million was up from $14.3 million in 2022 primarily as a result of growth in ALKINDI SPRINKLE® and Carglumic Acid, as well as the sale of our neurology product royalty streams to Azurity.

For the years ended December 31, 2023 and 2022, we incurred $3.3 million and $4.0 million of R&D expenses, respectively, and $18.9 million and $18.6 million of G&A expenses, respectively. The $0.7 million decrease in R&D was driven by hospital products development in 2022 that were sold and, therefore, did not recur in 2023. The $0.3 million increase in G&A expenses was primarily due to personnel additions to support our growing business. We incurred a net loss of $0.9 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses

G&A expenses consisted primarily of employee compensation expenses, selling and advertising/promotional expenses, legal and professional fees, business insurance and FDA fees. We anticipate that our G&A expenses will increase to support our business growth.

Research and Development Expenses

We had eight employees that supported our overall product development function. The majority of our spend in R&D was to third parties we contracted with to develop and test our products in addition to development partner milestone payments.

Liquidity and Capital Resources

As of December 31, 2024, we had total assets of $76.1 million, cash and cash equivalents of $14.9 million and working capital of $21.1 million. We believe that our existing funding and revenues from our approved products will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash from operating activities	$969	$6,815	$4,821
Net cash from investing activities	(40,014)	(775)	(2,788)
Net cash flows from financing activities	32,593	(957)	(134)
Net change in cash and cash equivalents	$(6,452)	$5,083	$1,899

The decrease in cash from operating activities was primarily the result of an increase in prepaid expenses associated with FDA filing fees in addition to higher inventory purchases in the current year. Investing activities in 2024 consisted of the purchase of product licensing rights associated with INCRELEX®, GALZIN® and PKU GOLIKE®, while investing activities in 2023 and 2022 consist primarily of the purchase of product licensing rights for Nitisinone and Betaine, respectively. The increase in cash from financing activities was primarily the result of net proceeds received from expanding our credit agreement with SWK Holdings Corporation (“SWK”) in 2024 and proceeds received from the issuance of common stock in a private placement offering compared to repayment of long-term debt in 2023 and 2022. See Note 6 — Debt for additional information on the SWK loan in Notes to our Financial Statements.

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

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the years ended December 31, 2022, 2023 and 2024, all revenues recognized in the Statements of Operations were point in time sales to our customers.

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

The Company sells its INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers may be subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, ALKINDI SPRINKLE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable but that are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. The Company also uses best estimates and assumptions to determine the useful lives of those acquired intangible assets that have a finite life.

Critical estimates in valuing certain of the intangible assets acquired include:

* future expected cash flows from customer contracts and license agreements;

* historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and

* discount rates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of December 31, 2024, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eton Pharmaceuticals, Inc. (the "Company") as of December 31, 2024, the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

State Medicaid Rebates and Liability

Critical Audit Matter Description

As described in Note 3 of the Notes to Financial Statements, the Company recognizes revenue from product sales net of estimated sales deductions, including state Medicaid rebates.  The state Medicaid rebate and related liability are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices.

We determined that auditing management’s estimate of the state Medicaid rebates was a critical audit matter because it was especially challenging to evaluate management’s judgments related to the data and significant assumptions used to determine the rebates.  These include the identification of product sales subject to state Medicaid rebates as well as the historical rebate percentage applied to eligible sales.  Additionally, there can be timing differences between when product sales occur and when the Company receives the related state Medicaid rebate invoices, which can vary based on state Medicaid program requirements.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures over management’s estimated state Medicaid rebates and related liability included the following:

●	Evaluated management’s method to determine the rebate liability based on (1) product sales subject to state Medicaid rebates and (2) the applicable rebate percentages.
●	Tested the completeness and accuracy of state Medicaid rebate-eligible product sales by agreeing sales data to supporting documentation.
●	Agreed rebate percentages paid under state Medicaid programs in 2024 to corresponding invoices by product.
●	Recalculated the estimated rebate liability.
●	Assessed the reasonableness of management’s assumption of timing differences between product sales and the receipt of state Medicaid rebate invoices.
●	Evaluated subsequent state Medicaid rebate invoices and related payments to identify any information that might require an adjustment to the recorded liability.

Valuation of Acquired Inventory and Intangible Asset for the Increlex Acquisition

Critical Audit Matter Description

As described in Note 4 of the financial statements, on October 2, 2024, the Company entered into an asset purchase agreement to acquire Increlex from Ipsen S.A., with the transaction closing on December 19, 2024. Management determined that the acquisition should be accounted for as a business combination under ASC 805.

We determined that auditing management’s valuation of the acquired inventory and intangible asset was a critical audit matter due to the significant judgment and estimation uncertainty involved in determining the fair value of the acquired inventory and intangible asset. Evaluating the valuation of acquired inventory and intangible asset was complex because it involved management’s estimates and assumptions regarding:

●	Costs to complete and sell inventory, which required assessing expected selling prices and estimated costs to complete and sell acquired inventory.
●	Future cash flows, contributory asset charges and discount rates used to value the intangible asset.
●	Valuation methodologies and significant assumptions, which required specialized knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures over management’s valuation of the acquired inventory and intangible asset for the Increlex acquisition included:

●	Assessed the methodologies used to value the acquired inventory and intangible asset with assistance from valuation specialists.
●	Performed an inventory observation for the acquired inventory and agreed to management’s identified quantities in the inventory fair value analysis.
●	Assessed inventory valuation estimates by evaluating the reasonableness of management’s assumptions for costs to complete and sell acquired inventory.
●	Recalculated management’s analysis of the inventory value.
●	Assessed the reasonableness of the intangible asset valuation by evaluating projected financial data assumptions, contributory asset charges and discount rates used in valuation models.
●	Recalculated management’s analysis of the intangible asset value.
●	Evaluated financial statement disclosures to determine whether the fair value measurement considerations were adequately disclosed.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Oakbrook Terrace, Illinois

March 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KMJ Corbin & Company LLP

We served as the Company's auditor from 2018 through 2024.

Glendora, California
March 14, 2024

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$14,936	$21,388
Accounts receivable, net	5,361	3,411
Inventories, net	15,232	911
Prepaid expenses and other current assets	5,492	1,129
Total current assets	41,021	26,839

Property and equipment, net	34	58
Intangible assets, net	34,881	4,739
Operating lease right-of-use assets, net	175	92
Other long-term assets, net	12	12
Total assets	$76,123	$31,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,167	$1,848
Current portion of long-term debt, net of discount	—	5,380
Accrued Medicaid rebates	6,866	3,627
Accrued liabilities	8,914	5,386
Total current liabilities	19,947	16,241

Long-term debt, net of discount and including accrued fees	29,811	—
Operating lease liabilities, net of current portion	107	22
Other long-term liabilities	1,830	—
Total liabilities	51,695	16,263

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,709,084 and 25,688,062 shares issued and outstanding at December 31, 2024 and 2023, respectively	27	26
Additional paid-in capital	132,294	119,521
Accumulated deficit	(107,893)	(104,070)
Total stockholders’ equity	24,428	15,477

Total liabilities and stockholders’ equity	$76,123	$31,740

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenues:
Licensing revenue	$500	$5,500	$10,000
Product sales and royalties, net	38,511	26,142	11,251
Total net revenues	39,011	31,642	21,251

Cost of Sales:
Licensing revenue	270	1,000	1,640
Product sales and royalties	15,330	9,581	5,293
Total cost of sales	15,600	10,581	6,933

Gross profit	23,411	21,061	14,318

Operating expenses:
Research and development	3,255	3,322	3,996
General and administrative	22,753	18,931	18,582
Total operating expenses	26,008	22,253	22,578

Loss from operations	(2,597)	(1,192)	(8,260)

Other income (expense):
Interest and other (expense) income, net	(1,211)	503	(761)

Loss before income tax expense	(3,808)	(689)	(9,021)

Income tax expense	15	247	—

Net loss	$(3,823)	$(936)	$(9,021)
Net loss per share, basic and diluted	$(0.15)	$(0.04)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	25,895	25,645	25,146

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	24,626,004	$25	$111,718	$(94,113)	$17,630
.
Stock-based compensation	—	—	4,218	—	4,218

Stock option exercises	25,000	—	35	—	35

Employee stock purchase plan	69,884	—	171	—	171

Common stock issued related to restricted stock units	—	—	—	—	—

Stock warrant exercises	632,231	—	45	—	45

Net loss	—	—	—	(9,021)	(9,021)

Balances at December 31, 2022	25,353,119	25	116,187	(103,134)	$13,078

Stock-based compensation	—	—	3,137	—	3,137

Stock option exercises and vesting of restricted stock units	299,028	1	148	—	149

Employee stock purchase plan	86,782	—	229	—	229

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(180)	—	(180)

Net loss	—	—	—	(936)	(936)

Balances at December 31, 2023	25,688,062	26	119,521	(104,070)	$15,477

Common stock issued in private placement offering	583,334	1	6,999	—	7,000

Stock-based compensation	—	—	3,165	—	3,165

Employee stock purchase plan	80,933	0	248	—	248

Stock option exercises and vesting of restricted stock units	356,755	0	1,191	—	1,191

Relative fair value of warrants issued in connection with debt	—	—	1,170	—	1,170

Net loss	—	—	—	(3,823)	(3,823)

Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(3,823)	$(936)	$(9,021)

Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	3,165	3,137	4,218
Depreciation and amortization	1,146	901	1,774
Non-cash lease expense	70	67	62
Debt discount amortization	1,109	117	127
Changes in operating assets and liabilities, net of impact of business acquisition:
Accounts receivable	(3,118)	(1,559)	3,619
Inventories	(1,310)	(354)	(7)
Prepaid expenses and other assets	(3,349)	94	1,840
Accounts payable	2,318	53	(8)
Accrued Medicaid rebates	3,239	2,818	768
Accrued liabilities	1,484	2,477	1,449
Other non-current assets and liabilities	38	—	—
Net cash from operating activities	969	6,815	4,821

Cash from investing activities
Purchases of property and equipment	(26)	—	(38)
Acquisition of business	(30,000)	—	—
Purchase of product licensing rights	(9,988)	(775)	(2,750)
Net cash from investing activities	(40,014)	(775)	(2,788)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	25,309	—	—
Repayment of long-term debt	(1,155)	(1,155)	(385)
Common stock issued in private placement offering	7,000	—	—
Proceeds from stock option exercises	1,191	149	35
Payment of tax withholding related to net share settlement of stock option exercises	—	(180)	—
Employee stock purchase plan	248	229	171
Stock warrant exercises	—	—	45
Net cash from financing activities	32,593	(957)	(134)

Change in cash and cash equivalents	(6,452)	5,083	1,899
Cash and cash equivalents at beginning of year	21,388	16,305	14,406
Cash and cash equivalents at end of year	$14,936	$21,388	$16,305

Supplemental disclosures of cash flow information
Cash paid for interest	$665	$842	$730
Cash paid for income taxes	$82	$247	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt issuance costs	$386	$—	$—
Fair value of warrants issued in connection with debt agreement	$1,170	$—	$—
Adjustment of operating lease right-of-use assets and liabilities due to tenant allowance	$—	$29	$—
Right-of-use assets obtained in exchange for lease liabilities	$219	$—	$188

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1 — Company Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have seven commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. We have six additional product candidates in late-stage development: ET-400, ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Note 2 — Liquidity Considerations

As of December 31, 2024, the Company had an accumulated deficit of $107,893 and for the year ended December 31, 2024 the Company had a net loss of $3,823.

To date, the Company has generated revenues from multiple products and expects further growth in 2025 and beyond in accordance with additional market penetration from these products plus revenues from additional products where it anticipates FDA approval. The Company currently believes its existing cash and cash equivalents of $14,936 as of December 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with GAAP. Certain prior period amounts, have been reclassified to conform to current year presentation in the financial statements and notes to financial statements and these reclassifications had no impact to prior period financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, Medicaid program rebates, valuation of inventories, useful lives of assets and the recoverability of long-lived assets, valuation of deferred tax assets, and the valuation of common stock, stock options, warrants, and restricted stock units (“RSUs”). Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.

Acquisitions

The Company evaluates each of its acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), to determine whether the transaction is a business combination or an asset acquisition. In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first performs a screening test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this is the case, the acquired set is not deemed to be a business and is instead accounted for as an asset acquisition. If this is not the case, the Company then further evaluates whether the acquired set includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the acquired set is a business.

Note 3 — Summary of Significant Accounting Policies (continued)

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but these assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

During the measurement period, which may be up to one year from the acquisition date, the Company adjusts the provisional amounts of assets acquired and liabilities assumed with the corresponding offset to goodwill to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s consolidated statements of operations.

Segment Information

The Company operates the business on the basis of a single reportable segment, which includes seven commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company derives revenues from product sales to specialty pharmacy customers, who then provide order fulfillment, inventory storage and distribution services. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s balance sheet as total assets.

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx and Optime Care for the Company's ALKINDI SPRINKLE®, Carglumic Acid, and Betaine Anhydrous products, as well as from Pentec Heath for sales of the Company’s PKU GOLIKE® product. For the years ended December 31, 2024, 2023 and 2022, AnovoRx product sales represented 93.6%, 78.2% and 45.5% of net revenues, respectively. As of December 31, 2024 and 2023, AnovoRx product sales represented 96.2% and 97.4% of net accounts receivable.  For the years ended December 31, 2024, 2023 and 2022, the Company's revenues from external customers were entirely derived from U.S operations and did not include any foreign countries. As of December 31, 2024 and 2023, all long-lived assets were domiciled within the U.S.

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

Accounts Receivable

   Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. The total for all accounts receivable reserves was $238 and $129 as of December 31, 2024 and 2023, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of December 31, 2024, inventories consisted of purchased finished goods, semi-finished goods and raw materials. As of December 31, 2023, inventories consisted of purchased finished goods. At December 31, 2024 inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, ALKINDI SPRINKLE® and PKU GOLIKE® inventory. As of December 31, 2024, inventories included $5,000 in prepaid raw materials acquired in the INCRELEX® business acquisition.

At December 31, 2023, inventories are shown net of reserve for ALKINDI SPRINKLE® due to the risk of expiry prior to being sold. There was an inventory reserve of $605 and $76 at December 31, 2024 and 2023, respectively.

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. A $750 payment related to the approval of Biorphen had been capitalized in 2019 and that cost was being amortized over five years. As a result of the Biorphen sale to Dr. Reddy’s (see Note 15), amortization of that asset was accelerated to record $275 of expense in June 2022 and the remaining $75 of expense in the last six months of the year ended December 31, 2022. A $750 payment related to the approval of Rezipres® had been capitalized in Q1 2022 and that cost was being amortized over five years. As a result of the sale to Dr. Reddy’s, amortization of the Rezipres® asset was accelerated to record the remaining $738 in the three-month period ended June 30, 2022. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125 and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650 and that cost is being amortized over five years. In  March 2024, the Company purchased the rights for its PKU GOLIKE® product which resulted in a $1,868 intangible asset that is being amortized over ten years. In December 2024, the Company completed a business combination of INCRELEX® (mecasermin injection) for $21,250 and that cost is being amortized over ten years. In December 2024, the Company acquired GALZIN® (zinc acetate) for $8,119 and that cost will be amortized over ten years.

The intangible assets, net on the Company’s balance sheet reflected $2,381 and $1,286 of accumulated amortization as of December 31, 2024 and 2023. The Company recorded $1,096, $790, and $1,617 of amortization expense for the years ended December 31, 2024, 2023 and 2022 respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2025 to 2029 and thereafter.

Year	Amortization Expense
2025	$4,004
2026	4,004
2027	3,880
2028	3,546
2029	3,449
Thereafter	15,998
Total estimated amortization expense	$34,881

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the years ended December 31, 2024, 2023 and 2022.

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2024 and 2023.

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

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents, which are invested in money market funds and U.S. treasury bills from time to time. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets. The Company believes the associated credit risk to be minimal.

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at December 31, 2024 or 2023.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the years ended December 31, 2022, 2023 and 2024, all revenues recognized in the Statements of Operations were point in time sales to the Company's customers.

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

The Company sells its INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers may be subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company may recognize revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

The state Medicaid rebate and related liability are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices.

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

Research and Development Expenses

Research and development (“R&D”) expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits and stock-based compensation and other costs to support the Company’s R&D operations. External contracted services include product development efforts such as certain product licensor milestone payments, clinical trial activities, manufacturing and control-related activities and regulatory costs. R&D expenses are charged to operations as incurred. The Company reviews and accrues R&D expenses based on services performed and may, from time to time, make estimates of those costs applicable as to the stage of completion of each project. Actual results could differ from the Company’s estimates.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as Series A Preferred, unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2024, 2023 or 2022 as the Company reported a net loss for the years ended December 31, 2024, 2023 and 2022 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 10).

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

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Statements of Operations. As of December 31, 2024 and 2023, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As of December 31, 2024, $382 is included in the balance sheets for unrecognized tax positions. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties in its balance sheets at December 31, 2024 or 2023, and has not recognized interest and penalties in the Statements of Operations for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the Company is subject to taxation in the United States and certain individual states – primarily Illinois and Tennessee. The Company’s tax losses from 2017 through 2024 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

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

Impact of Recent Accounting Pronouncements

The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations and cash flows.

New Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new accounting pronouncement on January 1, 2024. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows.

New Pronouncements Issued

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is assessing the guidance, noting the adoption impacts disclosure only.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is assessing the guidance, noting the adoption impacts disclosure only.

Note 4 – Business Combination

On October 2, 2024, the Company and Ipsen Biopharmaceuticals, Inc. (“Ipsen”), a subsidiary of Ipsen S.A., entered into an Asset Purchase Agreement (the “Purchase Agreement”), whereby the Company agreed to acquire Increlex® (mecasermin injection) from Ipsen. Increlex® is a biologic product used to treat children and adolescents from two-to 18-years-old who suffer from severe primary insulin-like growth factor 1 deficiency (SPIGFD). The primary reason for the Increlex® product acquisition was due to the Company’s expertise and strong relationships in pediatric endocrinology in addition to leveraging the Company’s existing sales team to increase awareness of SPIGFD.

Under the terms of the Purchase Agreement, the Company acquired Increlex® for $22,500 at closing, plus an additional $7,500 for product inventory. The Company will also make payments to Ipsen of $2,500 on each of the first and second anniversaries of closing. In addition, the Company will be obligated to purchase additional inventory over 30 months, in an amount not to exceed €15,000. The Company also entered into an amendment to its existing credit agreement with SWK Holdings Corporation (“SWK”) that was contingent upon the closing of the Purchase Agreement. Under the terms of the amendment, the Company expanded its existing credit facility by $25,700 to $30,000, extended the facility’s maturity to three years from closing, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%. - refer to Note 6, “Debt” for further details. In connection with the closing of Purchase Agreement, the Company issued a warrant to the lender for the purchase of up to 289,736 shares of common stock at a price of $5.32 per share. On December 19, 2024, the Company completed the acquisition of Increlex®.

The Company determined that the asset purchase agreement met the definition of a business under ASC 805; therefore, the Company accounted for the Purchase Agreement as a business combination and applied the acquisition method of accounting.

Note 4 – Business Combination (continued)

The allocation of the purchase consideration was as follows:

Purchase Price
Allocation
Cash consideration	$30,000
Deferred payments (1)	4,276
Total consideration	$34,276

Inventory (2)	13,010
Intangible assets (3)	21,250
Goodwill (4)	16
Assets acquired	34,276
Net assets acquired	$34,276

(1) Deferred payments represent the acquisition date fair value of the $5,000 in deferred consideration to be paid to Ipsen. The Company will make payments of $2,500 on each of the first and second anniversaries of closing, which the closing date of the acquisition was December 19, 2024. The Company will accrete the $724, which represents the difference between the total deferred payments amount due of $5,000 and the acquisition date fair value of $4,276, to interest expense in its Statements of Operations over the course of the two-year period using the effective interest rate methodology.

(2) Inventory consists of raw materials, semi-finished goods and finished goods. Finished goods, semi-finished goods and raw materials inventory were valued on the acquisition date at fair value and resulted in a $5,510 step-up in inventory value compared to a $7,500 carrying value. Determining the fair value of inventory included making estimates of costs to complete and to sell semi-finished and finished goods inventory.

(3) Intangible assets consist of the transferred intellectual property as a part of the license agreement. The estimated fair value of the intangible asset was determined using the multi-period excess earnings method (“MPEEM”), which is a form of income approach, which incorporates the estimated future cash flows to be generated from the product utilizing the existing customer base. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated value of contributory assets, including debt-free net working capital, tangible assets, other long-term assets and other identifiable intangible assets. The excess earnings are thereby calculated from each year of a multi-year projection period and discounted to present value. The primary components of this method consist of the discount rate and contributory asset charges. The imputed fair value of the Increlex® intangible asset of $21,250 will be amortized over its useful life of ten years.

(4) Goodwill represents the excess of the purchase price consideration over the fair value of the net assets acquired. Due to the immateriality of the implied value of goodwill, the Company elected to expense the $16 in goodwill, which was expensed to general and administrative expenses for the year ended December 31, 2024 in the Company Statements of Operations.

Transition services agreement

Concurrent with the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) with Ipsen to govern Ipsen providing transitional pharmaceutical marketing services, distribution services and other related support and assistance with operations outside the U.S. The services being provided under the TSA have been priced at market rates, and the Company is not receiving a discount from Ipsen for these services. As a result, there was no portion of the purchase price allocated to the TSA consideration. The separate consideration under the TSA will be expensed as occurred and when services are received.

Acquisition related costs

For the year ended December 31, 2024, the Company incurred acquisition related costs of $415, which were expensed as incurred and included in general and administrative expenses in the Statements of Operations.

Unaudited actual and pro forma information

For the year ended December 31, 2024, the Company recognized $166 of net sales related to Increlex® in the Statements of Operations.

The following unaudited pro forma summary presents information of the Company, including Increlex®, as if the Purchase Agreement had occurred on January 1, 2023:

	Year Ended December 31,
	2024	2023
Net sales	$53,206	$50,362
Net loss	$(6,590)	$(1,612)

These pro forma results are for illustrative purposes and are not indicative of the actual results of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma information for all periods presented was adjusted to give effect to pro forma events that are directly attributable to the Purchase Agreement and are factually supportable. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change, and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2024	2023
Computer hardware and software	$200	$187
Furniture and fixtures	125	111
Equipment	52	52
Leasehold improvements	103	103
Property and equipment, gross	480	453
Less: accumulated depreciation and amortization	(446)	(395)
Property and equipment, net	$34	$58

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $50, $44 and $66, respectively.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 6 – Debt

SWK Loan

In November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK which provided for up to $10,000 in debt financing. The Company received proceeds of $5,000 at closing and was able to borrow an additional $5,000 upon the FDA approval of a second product developed by the Company. In March 2020, the Company and SWK amended the SWK Credit Agreement, which provided the Company with the option to immediately draw an additional $2,000 and the ability to borrow up to another $3,000 based upon the FDA approval of EM-100 and ALKINDI SPRINKLE® which subsequently occurred in September 2020. Accordingly, the Company borrowed an additional $2,000 in August 2020. Under the terms of the SWK Credit Agreement, the Company was required to maintain a minimum cash balance of $3,000 and pay 5.5% of the loan principal balance commencing in  February 2022 and then every three months thereafter until November 2024 at which time the remaining principal balance is due. In February 2021, the Company notified SWK that it will not require additional borrowing capacity under the SWK Credit Agreement and terminated the additional borrowing capacity with SWK.

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

In September 2024, the Company and SWK entered into an amendment to the SWK Credit Agreement, which was contingent upon the closing of the INCRELEX® Purchase Agreement. Under the terms of the amendment, the Company expanded its existing credit facility by $25.7 million to $30.0 million, extended the facility’s maturity to three years from closing with a loan maturity date of December 17, 2027, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%. In connection with the amendment to the SWK Credit Agreement, the Company issued a warrant to the SWK for the purchase of up to 289,736 shares of common stock at a price of $5.32 per share. The relative fair value of these 289,7369 warrants was $1,170 and was estimated using the BSM with the following assumptions: fair value of the Company’s common stock at issuance of $6.00 per share with an exercise price of $5.32; seven-year contractual term; 63.8% volatility; 0% dividend rate; and a risk-free interest rate of 3.67%.

Interest payments are payable quarterly, with quarterly principal payments of $3,000 beginning in May 2026 with a final principal payment of $9,000 due at maturity in December 2027. The amended SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable will be accreted to interest expense in the Company's Statement of Operations using the effective interest expense method. The amended SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon certain triggering events, which the Company has deemed to be remote. Borrowing under the amended SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of December 31, 2024 and 2023, the Company was in compliance with all financial covenants.

The Company recorded interest expense of $2,005, $1,060 and $955 in 2024, 2023 and 2022, respectively, which included $1,109, $117 and $127, respectively, of debt discount amortization.  For the year ended December 31, 2024, debt discount included $1,170 which was associated with the issuance of warrants to SWK. The Company had accrued interest of $182 and $332 as of December 31, 2024 and 2023, respectively, which is included in accrued liabilities in the accompanying balance sheets.

The table below reflects the future annual payments for the SWK loan principal as of December 31, 2024.

Year	Amount
2025	$—
2026	9,000
2027	21,000
Total payments	30,000
Less: unamortized discount	(559)
Plus: accrued exit fees at December 31, 2024	370
Debt, net of unamortized discount and accrued exit fees	$29,811

Note 7 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 7 — Common Stock (continued)

For the years ended December 31, 2024, 2023 and 2022, the Company issued 266,353, 207,626 (net shares issued after a portion of 407,808 shares was a cashless exercise) and 25,000, respectively, of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 9). The Company withheld 50,867 shares for payroll tax obligations totaling $180 for the year ended December 31, 2023. For the years ended December 31, 2024, 2023 and 2022, the Company issued 80,933, 86,782 shares and 69,884, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). For the years ended December 31, 2024, 2023 and 2022, the Company issued 90,402, 91,402 and 0, respectively, in shares of its common stock due to the vesting of restricted stock units.

On December 10, 2024, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company issued 583,334 shares of its common stock at an offering price of $12.00 per common share for gross proceeds to the Company of $7,000 before deducting any related offering expenses.

Note 8 — Common Stock Warrants

Warrants outstanding as of December 31, 2024 is listed in the table below:

Description of Warrants	Warrant Issuance Date	No. of Shares	Exercise Price
SWK Warrants – Debt (Tranche #1)	11/13/2019	51,239	$5.86
SWK Warrants – Debt (Tranche #2)	8/11/2020	18,141	$6.62
SWK Warrants – Debt (Tranche #3)	9/30/2024	289,736	$5.32
Total shares and weighted average exercise price		359,116	$5.46

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

On September 30, 2024, in connection with the Company's amendment to expand its existing credit facility to $30.0 million with SWK, the Company issued 289,736 warrants to SWK at a price of $5.32 per share. The relative fair value of these 289,736 warrants was $1,170 and was estimated using the BSM with the following assumptions: fair value of the Company’s common stock at issuance of $6.00 per share with an exercise price of $5.32; seven-year contractual term; 63.8% volatility; 0% dividend rate; and a risk-free interest rate of 3.67%.

A roll forward of warrants outstanding as of December 31, 2024 is listed in the table below:

	No. of Shares	No. of Shares
Balance as of the beginning of the year	69,380	69,380
Issuance of SWK Warrants - Debt (Tranche #3)	289,736	289,736
Balance as of the end of the year	359,116	359,116

There were 1,067,242 warrants exercised on a cashless basis in 2022 resulting in 632,231 shares of common stock being issued by the Company. There were no warrants exercised in 2023 or 2024.

`Note 9 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 692,581 shares available for future issuance under the 2018 Plan as of December 31, 2024.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 9 — Share-Based Payment Awards (continued)

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2023, the share reserve was increased by 1,014,124 shares based on the 25,353,119 shares of common stock outstanding at December 31, 2022. On January 1, 2024, the share reserve was increased by 1,027,522 shares based on the 25,688,062 shares of common stock outstanding at December 31, 2023. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

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

In  August 2024, the Company’s board of directors approved a modification of certain outstanding awards of a senior executive who retired in  August 2024. The combined awards had an exercise price range of $3.47 to $8.61 which were set to expire 90 days after retirement or termination as the case  may be, and the Company extended the expiration dates to  November 2025 in conjunction with ongoing consulting services. No other terms were modified. Due to these modifications, the Company incurred a modification expense of $75 that is included in general and administration expense on the Statements of Operations for the year ended December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, the Company’s total stock-based compensation expense was $3,165, $3,137 and $4,218, respectively. Of these amounts, $2,899, $2,864, and $3,954 was recorded in general and administrative expenses, respectively, and $266, $273, and $264 was recorded in R&D expenses, respectively.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2024:

			Weighted Average
		Weighted Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2024	4,839,226	$4.57
Issued	1,621,118	4.83
Exercised	(266,353)	4.47
Forfeited/Cancelled	(275,375)	4.55
Options outstanding as of December 31, 2024	5,918,616	$4.65	7.0	$51,316
Options exercisable at December 31, 2024	4,044,105	$4.71	6.2	$34,837
Options vested and expected to vest at December 31, 2024	5,918,616	$4.65	7.0	$51,316

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised during 2024 was $1,867.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 9 — Share-Based Payment Awards (continued)

For the years ended December 31, 2024, 2023 and 2022, there were 266,353, 207,626 and 25,000 shares issued for exercise of stock options, respectively for proceeds of $1,190, $149 and $35, respectively.

The assumptions used to calculate the estimated fair value of options granted during the years ended December 31, 2024, 2023 and 2022 under the BSM were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Expected dividends	—%	—%	—%
Expected volatility	70%	70%	70%
Risk-free interest rate	3.5 - 4.4%	3.5 - 4.7%	1.5 - 3.9%
Expected term (in years)	6.2	6.3	5.9
Weighted average grant date fair value	$3.22	$2.32	$2.32

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

As of December 31, 2024, there was a total of $5,390 of unrecognized compensation costs related to non-vested stock option awards which will be recognized over a weighted average period of 2.2 years.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the year ended December 31, 2024:

		Weighted Average Grant-Date
	December 31, 2024	Fair Value Per Unit
Outstanding and unvested as of January 1, 2024	274,204	$2.63
Granted	65,266	$6.74
Vested	(90,402)	$2.63
Forfeited	(23,000)	$2.63
Outstanding and unvested as of December 31, 2024	226,068	$3.82

Stock-based compensation related to RSUs was $241, $239 and $114 for the years ended  December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $740 of unrecognized stock-based compensation expense related to unvested RSUs which will be recognized over a weighted average period of 2.2 years.

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

The Company recorded an expense of $205, $135, and $128 in 2024, 2023 and 2022, respectively, related to the ESPP. For the years ended December 31, 2024, 2023 and 2022, there were 80,933, 86,782 and 69,884 share issuances, respectively, under the ESPP. The weighted average grant date fair value of share awards in 2024, 2023 and 2022 was $1.35, $1.27, and $1.17 per share, respectively. Employees contributed $283, $230 and $174 to the ESPP during 2024, 2023 and 2022, respectively. Of these amounts, $42 and $24 at December 31, 2024 and 2023, respectively, are included in accrued liabilities in the accompanying balance sheets. As of December 31, 2024, there were 692,581 shares available for issuance under the ESPP.

Note 10 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, and warrants at December 31, 2024, 2023 and 2022 were 6,389,345, 5,418,251, and 5,494,153 respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net loss	$(3,823)	$(936)	$(9,021)
Weighted average common shares outstanding (basic and diluted)	25,895,086	25,645,366	25,145,657
Net loss per common share (basic and diluted)	$(0.15)	$(0.04)	$(0.36)

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 11 — Related-Party Transactions

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. The Company realized $1,840 of the non-royalty and royalty revenue throughout the life of the product. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019 and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, were to be split between Eyemax and the Company. There were no amounts due to Eyemax under the terms of the Amended Agreement as of December 31, 2024 or December 31, 2023, and Bausch Health discontinued sales of Alaway® Preservative Free effective  March 24, 2023.

Previously, the Company acquired DS-200 and all related intellectual property pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the CEO. On August 30, 2024, the Company amended the Selenix Agreement in tandem with an agreement to sell DS-200 in August 2024 (see Note 15). Pursuant to the terms of the amended Selenix Agreement, Selenix waived its rights to future milestone payments and 50% of DS-200 profit in exchange for 45% of proceeds received by Eton from the DS-200 sale agreement. Selenix is 50% owned by Messa Holdings LLC (“Messa”), which is 100% owned by the CEO. The Company paid $220 to Selenix in October 2024.

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

The Company’s operating lease cost as presented as G&A in the Statements of Operations was $82, $67 and $82 for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $58, $88 and $88, respectively. The ROU asset non-cash lease expense was $70, $67 and $62 for the years ended December 31, 2024, 2023 and 2022, respectively, and is reflected within non-cash lease expense on the Company’s Statements of Cash Flows. As of December 31, 2024 and 2023, the weighted average remaining lease term was 2.25 and 1.25 years, respectively and as of December 31, 2024 and 2023, the weighted average discount rate was 8.6% for each period.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 12 — Leases (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2024:

		December 31,	December 31,
Assets	Classification	2024	2023
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$175	$92
Total leased assets		$175	$92
Liabilities
Operating lease liabilities, current	Accrued liabilities	$76	$53
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	107	22
Total operating lease liabilities		$183	$75

The Company’s future annual lease commitments as of December 31, 2024 are as indicated below:

	Total	2025	2026	2027
Undiscounted lease payments	$202	$89	$90	$23
Less: Imputed interest	(19)
Total lease liabilities	$183

Note 13 – Income Taxes

The provision for income taxes for the Company consists of the following for the years ended December 31, 2024, 2023 and 2022:

	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Current:
Federal	$24	$61	$—
State	(9)	186	—
Total current expense	15	247	—

Deferred:
Federal	(223)	(85)	2,272
State	1,150	(31)	812
Change in valuation allowance	(927)	116	(3,084)
Total deferred expense	—	—	—
Total provision	$15	$247	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Eton Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 13 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$14,145	$15,447
Stock-based compensation	2,021	3,372
Accruals and other	4,827	2,866
Total deferred tax assets	20,993	21,685
Valuation allowance	(20,589)	(21,516)
Deferred tax assets	$404	$169

Deferred tax liabilities:
Deferred consideration discount	$(182)	$—
Right-of-use assets	(45)	(27)
Other deferred tax liabilities	(177)	(142)
Deferred tax liabilities	$(404)	$(169)

Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, the Company considers all available positive and negative evidence to evaluate whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, the Company believes it is more likely than not that the Company's net deferred tax assets would not be realized and continues to record a full valuation allowance on its net deferred tax assets. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized.

Based on the uncertainty of future taxable income at this time, Management believes a 100% valuation reserve for the $20,589 and $21,516 net deferred tax assets at December 31, 2024 and 2023, respectively, is appropriate.

A reconciliation of the income tax adjustments used to derive income tax expense is shown below for the years ended December 31, 2024, 2023 and 2022 as follows:

	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Benefit based on federal statutory rate	$(800)	$(145)	$(1,894)
Stock-based compensation	880	254	24
Change in state tax rate	814	-	-
Warrants	-	-	(476)
State income tax, net of federal tax benefit	(31)	(45)	(785)
Section 162(m) limitation	169	-	-
Other permanent differences	18	299	47
Research and development credits	(277)	-	-
Change in uncertain tax position reserve	382	-	-
Return to provision	(213)	-	-
Change in valuation allowance	(927)	(116)	3,084
Income tax expense	$15	$247	$—

For the years ended December 31, 2024, 2023 and 2022, the Company's effective income tax rate was (0.4%), (35.9%) and 0.0%, respectively.

As of December 31, 2024, The Company has gross federal net operating loss of $49,815, which can be carried forward indefinitely, and gross state operating loss of $52,911, which begin to expire in 2034. The Company's federal net operating losses, and certain state net operating losses, are subject to an 80% annual utilization limitation. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited.

The Company recognizes tax benefits from uncertain positions if it is more likely than not that the tax position will be sustained by the tax authority upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more likely than not threshold, the Company measures the tax position as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. A reconciliation of uncertain tax positions at the beginning and end of the years below is as follows:

	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Beginning balance	$—	$—	$—
Gross increases (decreases) related to prior year positions	243	-	-
Gross increases (decreases) related to current year positions	139	-	-
Decreases related to settlements with taxing authorities	-	-	-
Reductions related to statute of limitation expirations	-	-	-
Ending balance	$382	$—	$—

Note 14 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the years ended December 31, 2024, 2023 and 2022, the Company made $259, $242, and $172, respectively, in matching contributions.

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

In March 2024, the Company acquired the U.S. rights to PKU GOLIKE® from Relief Therapeutics Holding SA. The Company paid $2,200 and could pay up to $2,000 in additional commercial milestones, consisting of one-time $500 payments when net sales in a year reach $4 million, $8 million, $15 million, and $20 million. The Company will pay the seller a royalty of 30% of net sales, which will include the cost of the product.

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

In November 2024, the Company entered into a licensing agreement with AMMTeK. pursuant to which the Company has agreed to acquire the U.S. rights to Amglidia (glyburide oral suspension). Amglidia was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the U.S. FDA. AMMTeK. has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support the Company's s New Drug Application (“NDA”) submission. The Company intends to hold a meeting with the FDA in 2025. Under the terms of the licensing agreement, the Company will not make any upfront payments and retains the right to terminate the licensing agreement based on FDA meeting results prior to any payments being owed. The Company could pay up to $2,350 as follows: $500 following the receipt of FDA minutes; $550 upon NDA acceptance for review by FDA; and $1,300 upon NDA approval by the FDA and first commercial sale. The Company would also be required to pay a royalty of 14% of net sales to AMMTek.

In December 2024, the Company acquired GALZIN® (zinc acetate) from Teva Pharmaceuticals USA, Inc and assumed the commercialization of the product in the U.S. during March of 2025. The Company accounted for the purchase as a product acquisition and paid $7,000 and paid an additional $200 for product inventory. The Company will pay the seller a royalty of 10% of U.S net sales through the tenth anniversary of the Company's first commercial sales of the product in the U.S.

In December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company paid $22,500 and paid an additional $7,500 for product inventory. The Company will also make payments to seller of $2,500 on each of the first and second anniversaries of closing. The Company determined that the asset purchase agreement met the definition of a business under ASC 805; therefore, the Company accounted for the asset purchase agreement as a business combination and applied the acquisition method of accounting. See Note 4 — Business Combination for further discussion.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024 or 2023.

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

As of December 31, 2024, an evaluation was conducted under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2025 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

10.3

Amended and Restated Agreement relating to sales and marketing dated February 18, 2019 between the Registrant and Eyemax, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

10.11	Asset Purchase Agreement by and between the Company and Ipsen Biopharmaceuticals, Inc., dated as of October 2, 2024 (portions of the exhibit have been redacted).
10.12	Fifth Amendment to Credit Agreement by and among the Company SWK Funding LLC dated as of September 30, 2024 (incorporated by reference to Exhibit 10.1 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024).
10.13	Second Amendment to Warrant Agreement by and among the Company and SWK Funding LLC dated as of September 30, 2024 (incorporated by reference to Exhibit 10.2 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024).
10.14	Licensing Agreement by and between the Company and AMMTek dated as of November 22, 2024.
10.15	Form of Securities Purchase Agreement by and between the Company and an institutional investor dated as of December 10, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 12, 2024).
10.16	Asset Purchase Agreement dated December 31, 2024, between Teva Pharmaceuticals USA, Inc. and the Registrant (portions of the Exhibit have been redacted) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 3, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.
31.1*	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
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

ETON PHARMACEUTICALS, INC.

March 18, 2025	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Gruber
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

Signature	Title	Date

/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director	March 18, 2025
Sean E. Brynjelsen	(Principal Executive Officer)

/s/ James Gruber	Chief Financial Officer, Treasurer and Secretary	March 18, 2025
James Gruber	(Principal Financial and Accounting Officer)

/s/ Jennifer M. Adams	Director	March 18, 2025
Jennifer M. Adams

/s/ Charles J. Casamento	Director	March 18, 2025
Charles J. Casamento

/s/ Paul V. Maier	Director	March 18, 2025
Paul V. Maier

/s/ Norbert G. Riedel, Ph.D.	Director	March 18, 2025
Norbert G. Riedel, Ph.D.