Form 10-Q
period 2025-03-31
Eton Pharmaceuticals, Inc.
filed 2025-05-13
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, Eton Pharmaceuticals, Inc. had outstanding 26,817,535 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheet

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,420	$14,936
Accounts receivable, net	16,400	5,361
Inventories, net	13,621	15,232
Prepaid expenses and other current assets	2,519	5,492
Total current assets	49,960	41,021

Property and equipment, net	22	34
Intangible assets, net	33,880	34,881
Operating lease right-of-use assets, net	158	175
Other long-term assets, net	12	12
Total assets	$84,032	$76,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,872	$4,167
Accrued Medicaid rebates	12,937	6,866
Accrued liabilities	7,541	8,914
Total current liabilities	25,350	19,947

Long-term debt, net of discount and including accrued fees	29,992	29,811
Operating lease liabilities, net of current portion	87	107
Other long-term liabilities	4,153	1,830
Total liabilities	59,582	51,695

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,817,535 and 26,709,084 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	133,888	132,294
Accumulated deficit	(109,465)	(107,893)
Total stockholders’ equity	24,450	24,428

Total liabilities and stockholders’ equity	$84,032	$76,123

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2025	2024
Revenues:
Licensing revenue	$3,286	$—
Product sales and royalties, net	13,996	7,966
Total net revenues	17,282	7,966

Cost of sales:
Licensing revenue	825	—
Product sales and royalties	6,596	2,959
Total cost of sales	7,421	2,959

Gross profit	9,861	5,007

Operating expenses:
Research and development	1,161	651
General and administrative	9,170	5,156
Total operating expenses	10,331	5,807

Loss from operations	(470)	(800)

Other expense:
Interest and other expense, net	(1,028)	(11)

Loss before income tax expense	(1,498)	(811)

Income tax expense	74	—

Net loss	$(1,572)	$(811)
Net loss per share, basic and diluted	$(0.06)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	26,886	25,763

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428

Stock-based compensation	—	—	1,200	—	1,200

Stock option exercises	108,451	—	394	—	394

Net loss	—	—	—	(1,572)	(1,572)

Balances at March 31, 2025	26,817,535	$27	$133,888	$(109,465)	$24,450

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

Stock-based compensation	—	—	821	—	821

Stock option exercises	2,500	—	7	—	7

Net loss	—	—	—	(811)	(811)

Balances at March 31, 2024	25,690,562	$26	$120,349	$(104,881)	$15,494

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net loss	$(1,572)	$(811)

Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	1,200	821
Depreciation and amortization	1,013	234
Inventory step-up	1,142	—
Non-cash lease expense	17	18
Debt discount amortization and non-cash interest expenses	294	25
Changes in operating assets and liabilities:
Accounts receivable	(11,039)	(829)
Inventories	468	(1,407)
Prepaid expenses and other assets	2,973	79
Accounts payable	705	414
Accrued Medicaid rebates	6,071	622
Accrued liabilities	(1,373)	(1,639)
Other non-current assets and liabilities	2,191	—
Net cash from operating activities	2,090	(2,473)

Cash flows from investing activities
Purchases of product license rights	—	(1,868)
Purchases of property and equipment	—	(14)
Net cash from investing activities	—	(1,882)

Cash flows from financing activities
Repayment of long-term debt	—	(385)
Proceeds from stock option exercises	394	7
Net cash from financing activities	394	(378)

Change in cash and cash equivalents	2,484	(4,733)
Cash and cash equivalents at beginning of period	14,936	21,388
Cash and cash equivalents at end of period	$17,420	$16,655

Supplemental disclosures of cash flow information
Cash paid for interest	$642	$190
Cash paid for income taxes	$8	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has seven commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company has six additional product candidates in late-stage development: ET-400, ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $17,420 as of March 31, 2025 in addition to revenues from products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders, and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back operations.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts, have been reclassified to conform to current year presentation in the condensed financial statements and notes to financial statements and these reclassifications had no impact to prior period condensed financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the periods ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2025 and 2024 are also unaudited. The interim financial statements are condensed and generally do not repeat the disclosures in the annual financial statements. As such, the interim financial statements herein should be read in conjunction with the Company’s latest annual financial statements filed on Form 10-K on March 18, 2025. The results for the three-month periods ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Segment Information

The Company operates the business on the basis of a single reportable segment, which includes seven commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company derives revenues from product sales to specialty pharmacy customers, who then provide order fulfillment, inventory storage and distribution services. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the Condensed Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s balance sheet as total assets.

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx and Optime Care for the Company's INCRELEX®, ALKINDI SPRINKLE®, Carglumic Acid, GALZIN® and Betaine Anhydrous products, as well as from Pentec Heath for sales of the Company’s PKU GOLIKE® product. For the three months ended March 31, 2025 and 2024, AnovoRx product sales represented 90.8% and 97.7% of net product revenues, respectively. As of March 31, 2025 and December 31, 2024, AnovoRx product sales represented 59.2% and 92.2% of net accounts receivable.

As of March 31, 2025 and December 31, 2024, all long-lived assets were domiciled within the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in high-grade money market funds. As of March 31, 2025 and December 31, 2024, the Company’s cash is in a non-interest-bearing account and a high-grade money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. The total for all accounts receivable reserves was $262 and $238 as of  March 31, 2025 and  December 31, 2024, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of March 31, 2025 and December 31, 2024, inventories consisted of purchased finished goods, semi-finished goods and raw materials. At  March 31, 2025, inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, GALZIN®, ALKINDI SPRINKLE® and PKU GOLIKE® inventory. As of March 31, 2025 and December 31, 2024, inventories included $5,000 in prepaid raw materials acquired in the INCRELEX® business acquisition as the Company will take title and possession to the raw materials on June 19, 2025. At December 31, 2024 inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, ALKINDI SPRINKLE® and PKU GOLIKE® inventory. There was an inventory reserve of $695 and $605 at March 31, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives. Computer hardware and software is depreciated over three years. Equipment, furniture and fixtures is depreciated over five years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Construction in progress is capitalized but not depreciated until it is placed into service. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Depreciation expense for the three-month periods ended March 31, 2025 and 2024 was $12 and $14, respectively.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles - Goodwill and Other. In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125 and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650 and that cost is being amortized over five years. In March 2024, the Company purchased the rights for its PKU GOLIKE® product which resulted in a $1,868 intangible asset that is being amortized over ten years. In December 2024, the Company completed a business combination of INCRELEX® (mecasermin injection) that included a marketed product intangible of $21,250 and that cost is being amortized over ten years. In December 2024, the Company acquired GALZIN® (zinc acetate) for $8,119 and that cost is being amortized over ten years.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The intangible assets, net on the Company’s Condensed Balance Sheet, reflected $3,382 and $2,381 of accumulated amortization as of  March 31, 2025 and  December 31, 2024.The Company recorded $1,001 and $220, respectively, of amortization expense for the three months ended March 31, 2025 and 2024, respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2025 to 2029 and thereafter.

Amortization
Year	Expense
Remainder of 2025	$3,003
2026	4,004
2027	3,880
2028	3,546
2029	3,449
Thereafter	15,998
Total estimated amortization expense	$33,880

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Condensed Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the three-month periods ended March 31, 2025 or 2024.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying Condensed Balance Sheet. The Company amortizes these costs over the expected term of the related debt under the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with debt are also recorded as a reduction to the debt balance and accreted over the expected term into interest expense using the effective interested method.

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

Operating leases are reflected on the Condensed Balance Sheet as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of March 31, 2025 and December 31, 2024.

The Company commences recognizing operating lease expense when the lessor makes the underlying asset available for use by the Company and the operating lease expense is recognized on a straight-line basis over the term of the lease. Variable lease payments are expensed as incurred.

The Company does not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less; such lease costs are recorded in the Condensed Statements of Operations on a straight-line basis over the lease term.

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
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents, which are invested in money market funds and U.S. treasury bills from time to time. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the Condensed Balance Sheet. The Company believes the associated credit risk to be minimal.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at March 31, 2025 or December 31, 2024.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses whether these options provide a material right to the customer and, if so, they are considered performance obligations. Renewal options that provide a material right are treated as a separate performance obligation, allocated a portion of the transaction price and related revenue is deferred until the option is exercised or the option expires unused.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time.

Milestone Payments – If a commercial contract arrangement includes development milestone payments, the Company will evaluate whether the milestone conditions have been achieved and if it is probable that a significant revenue reversal would not occur before recognizing the associated revenue. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Licensing Revenues – The Company recognizes revenues from licensing arrangements primarily associated with product license agreements that could contain development activity milestones and agreements to divest the licensing rights to products or product candidates. At the inception of each licensing agreement, the Company assesses the goods or services promised within the contract to identify performance obligations. If a license to the Company's product rights is determined to be distinct from other promised goods or services, it is accounted for as a separate performance obligation. If a license grants the customer a right to use the Company's product license, revenue is recognized at the point in time when the license is transferred to the customer and the customer has the ability to use and benefit from the product license. Additionally, revenue is recognized from product license agreements with development activity milestones when these development activities occur per the contractual terms of the agreement.

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

The Company sells its INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

For its INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers may be subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company may recognize revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Licensing cost of sales may consist of supply agreements and profit-sharing agreements associated with the Company’s sale of its product licenses to customers. The costs of sales for profit-sharing agreements are recognized upon the achievement of certain development and commercial milestones. For the three months ended March 31, 2025, the Company recognized $825 in license cost of sales associated with the recognition of a development milestone related to the August 2024 sale of its DS-200 product candidate.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2025 or 2024 as the Company reported a net loss for the three months ended March 31, 2025 and 2024 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 8).

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Balance Sheet. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Condensed Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company has established a 100% valuation reserve against its deferred tax assets. See Note 9 for further information.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 — Long-Term Debt

SWK Loan

In November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK, which provided $10,000 in debt financing. In March 2020 and April 2022, the Company and SWK entered into amendments to the SWK Credit Agreement. In November 2019, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock with an exercise price of $5.86 per share. The relative fair value of these 51,239 warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. In August 2020, the Company issued additional warrants for 18,141 shares of its common stock at an exercise price of $6.62 per share. The relative fair value of the 18,141 warrants was $94 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $6.85 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 0.4%. These warrants (the “SWK Warrants”) are exercisable immediately and have a term of seven years from the date of issuance. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to adjustment in connection with stock splits, dividends, reclassifications and other conditions.

In September 2024, the Company and SWK entered into a subsequent amendment to the SWK Credit Agreement. Under the terms of the amendment, the Company expanded its existing credit facility by $25,700 to $30,000, extended the facility’s maturity to three years from closing with a loan maturity date of December 17, 2027, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%. In connection with the amendment to the SWK Credit Agreement, the Company issued a warrant to the SWK for the purchase of up to 289,736 shares of common stock at a price of $5.32 per share. The relative fair value of these 289,7369 warrants was $1,170 and was estimated using the BSM with the following assumptions: fair value of the Company’s common stock at issuance of $6.00 per share with an exercise price of $5.32; seven-year contractual term; 63.8% volatility; 0% dividend rate; and a risk-free interest rate of 3.67%.

Interest payments are payable quarterly, with quarterly principal payments of $3,000 beginning in May 2026 with a final principal payment of $9,000 due at maturity in December 2027. The amended SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable will be accreted to interest expense in the Company's Condensed Statement of Operations using the effective interest expense method. The amended SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon certain triggering events, which the Company has deemed to be remote. Borrowing under the amended SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all financial covenants.

The Company recorded interest expense of $1,163 and $238 for the three months ended March 31, 2025 and 2024, respectively, which included $294 and $25, respectively of debt discount and non-cash interest expense. During the three months ended March 31, 2025, debt discount amortization and accrued exit fees was $56 and $126, respectively, associated with the SWK Credit Agreement and $112 was associated with interest expense accretion on the $5,000 deferred consideration due to Ipsen S.A (See Note 12 for further discussion). As of March 31, 2025 and December 2024, the Company had accrued interest of $409 and $182, respectively, which is included in accrued liabilities in the accompanying Condensed Balance Sheet.

The table below reflects the future payments for the SWK loan principal and interest as of March 31, 2025.

Amount
2025	$—
2026	9,000
2027	21,000
Total payments	30,000
Less: unamortized discount	(504)
Plus: accrued exit fees at March 31, 2025	496
Debt, net of unamortized discount and accrued exit fees	$29,992

Note 5 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the three months ended March 31, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan as amended in December 2020. In  March 31, 2024 the Company issued 2,500 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2025 are summarized in the table below.

Description of Warrants	Warrant Issuance Date	No. of Shares	Exercise Price
SWK Warrants – Debt – Tranche #1	11/13/2019	51,239	$5.86
SWK Warrants – Debt – Tranche #2	8/11/2020	18,141	$6.62
SWK Warrants – Debt – Tranche #3	9/30/2024	289,736	$5.32
Total shares and weighted average exercise price		359,116	$5.46

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors.

Note 7 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in  May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in  November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 990,162 shares available for future issuance under the 2018 Plan as of March 31, 2025.

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2023, the share reserve was increased by 1,014,124 shares based on the 25,353,119 shares of common stock outstanding at December 31, 2022. On January 1, 2024, the share reserve was increased by 1,027,522 shares based on the 25,688,062 shares of common stock outstanding at December 31, 2023. On January 1, 2025, the share reserve was increased by 1,068,323 shares based on the 26,709,084 shares of common stock outstanding at December 31, 2024. The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

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

For the three months ended March 31, 2025 and 2024, the Company’s total stock-based compensation expense was $1,200 and $821, respectively. Of these amounts, $1,161 and $742 were recorded in general and administrative (“G&A”) expenses during the three months ended March 31, 2025 and 2024, respectively, and $39 and $79 were recorded in research and development expenses for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2024	5,918,616	$4.65
Issued	445,084	$13.25
Exercised	(108,451)	$3.63
Forfeited/Cancelled	(212,092)	$4.92
Outstanding as of March 31, 2025	6,043,157	$5.29	6.9	$46,581
Options exercisable as of March 31, 2025	4,157,763	$4.77	6.1	$34,133
Options vested and expected to vest at March 31, 2025	6,043,157	$5.29	6.9	$46,581

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 7 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at March 31, 2025 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock based compensation related to stock options was $929 and $705 for the three-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was a total of $7,546 of unrecognized compensation costs related to non-vested stock option awards. The weighted average grant date fair value of stock option awards for the three months ended March 31, 2025 was $8.35 per share. During the three months ended March 31, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises at a weighted average exercise price of $3.63 per share with an intrinsic value of $1,167. During the three months ended March 31, 2024, the Company issued 2,500 shares of its stock resulting from stock option exercises at a weighted average exercise price of $2.97 per share with an intrinsic value of $2.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the three months ended March 31, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2024	226,068	$3.82
Granted	179,279	$13.00
Vested	—	$—
Forfeited	(30,940)	$6.30
Outstanding and unvested as of March 31, 2025	374,407	$8.01

Stock-based compensation related to RSUs was $190 and $60 for the three-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $2,685 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.8 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2025, there were 842,581 shares available for issuance under the ESPP.

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

For the three-month periods ended March 31, 2025 and 2024, there were no share issuance under the ESPP. The Company recorded an expense of $81 and $56 related to the ESPP during the three-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the accompanying Condensed Balance Sheet include $276 and $42, respectively, in accrued liabilities for employee ESPP contributions.

Note 8 — Basic and Diluted Net Loss per Common Share

For the three months ended March 31, 2025, basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and includes common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, and warrants. For the three months ended March 31, 2025 and 2024, 4,130,700 and 5,942,961, respectively, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. During the three months ended March 31, 2025 and 2024, included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Net loss	$(1,572)	$(811)
Weighted average common shares outstanding (basic and diluted)	26,886,427	25,763,337
Net loss per share, basic and diluted	$(0.06)	$(0.03)

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 9 — Income Taxes

The following table summarizes the Company's income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,	March 31,
	2025	2024

Loss before income taxes	$(1,498)	$(811)
Income tax expense	74	-
Effective tax rate	(4.9%)	0.0%

 The Company's quarterly income tax provision is calculated under the discrete method, which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of the discrete method is more appropriate as the annual effective tax rate cannot be reliably estimated given the Company's full valuation allowance recorded on its deferred tax assets and annual utilization limitations that prevent the Company from fully offsetting its expected current income tax liabilities with its available net operating loss and income tax credits.

  The effective tax rate for the three months ended March 31, 2025 varies from the three months ended March 31, 2024, primarily as a result of the Company's valuation allowance recorded against its net deferred tax assets and annual tax attribute limitations that result in current income tax expense. Income taxes paid during the three months ended March 31, 2025 and 2024 were $8 and $0, respectively.

Note 10 — Related-Party Transactions

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

On February 18, 2019, the Company entered into an Amended and Restated Agreement with Eyemax amending the Sales Agreement (the “Amended Agreement”). Pursuant to the Amended Agreement, Eyemax sold the Company all of its right, title and interest in EM-100, including any such product that incorporates or utilizes Eyemax’s intellectual property rights. Pursuant to the Amended Agreement, the Company paid Eyemax two milestone payments: (i) one milestone payment for $250 upon regulatory approval in the territory by the FDA of the first single agent product and (ii) one milestone payment for $500 following the first commercial sale of the first single agent product in the territory. From the effective date of the Amended Agreement, the Company has realized a total of $1,840 of the non-royalty and royalty revenue through  March 31, 2025. The EM-100 asset and its associated product rights were sold to Bausch Health on February 18, 2019, and future potential royalties of twelve percent on Bausch Health sales of the product, named Alaway® Preservative Free by Bausch, which was approved by the FDA in September 2020, would be split between Eyemax and the Company. There were no amounts due to Eyemax under the terms of the Amended Agreement as of March 31, 2025, and Bausch Health discontinued sales of Alaway® Preservative Free effective March 24, 2023.

The CEO has a partial interest in a company that the Company has entered into an agreement with as described below.

Previously, the Company acquired DS-200 and all related intellectual property pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the CEO. On August 30, 2024, the Company amended the Selenix Agreement in tandem with an agreement to sell DS-200 in August 2024 (see Note 12). Pursuant to the terms of the amended Selenix Agreement, Selenix waived its rights to future milestone payments and 50% of DS-200 profit in exchange for 45% of proceeds received by the Company from the DS-200 sale agreement. Selenix is 50% owned by Messa Holdings LLC (“Messa”), which is 100% owned by the CEO. As of March 31, 2025, the Company’s Condensed Balance Sheet reflected a $675 payment due to Selenix in accrued liabilities.

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

The Company’s operating lease cost as presented as G&A in the Condensed Statements of Operations was $22 and $20, respectively. For the three months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $23 and $10, respectively. The ROU asset non-cash lease expense for the three months ended March 31, 2025 and 2024 was $17 and $18, respectively, and is reflected within non-cash lease expense on the Company’s Condensed Statements of Cash Flows. As of March 31, 2025, the remaining lease term was 2.0 years and the weighted average discount rate was 8.6%.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 11 — Leases (continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2025 and December 31, 2024 (in thousands).

		March 31,	December 31,
Assets	Classification	2025	2024
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$158	$175
Total leased assets		$158	$175
Liabilities
Operating lease liabilities, current	Accrued liabilities	$77	$76
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	87	107
Total operating lease liabilities		$164	$183

The Company’s future lease commitments as of March 31, 2025, are as indicated below:

	Total	2025 (Remainder)	2026	2027
Undiscounted lease payments	$179	$66	$90	$23
Less: Imputed interest	(15)
Total lease liabilities	$164

Note 12 — Commitments and Contingencies

Legal

The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that would have a material impact on the operations of the Company.

License and product development agreements

The Company has entered into various agreements which are described below.

In March 2020, the Company entered into an Exclusive License and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing ALKINDI SPRINKLE® in the United States. In September 2020, ALKINDI SPRINKLE®’s New Drug Application (NDA) was approved by the FDA as a replacement therapy for pediatric patients with adrenocortical insufficiency. For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal, which were valued at $1,264 based on the Company’s closing stock price of $3.33 on  March 26, 2020. The Company paid Diurnal $1,000 for a 2023 sales milestone in  January 2024 that was recorded as licensing cost of sales in  December 2023 and could pay up to $44,000 in additional commercial net sales milestones. The Company will pay tiered royalties of 11.5% to 17.0% on net sales and could pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA. In December 2024, the Company and Diurnal entered into an amendment to the Alkindi License Agreement to extend the agreement terms to incorporate both ALKINDI SPRINKLE® and ET-400 in the existing agreement terms.

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

In March 2023, the Company acquired rare disease endocrinology product candidate ET- 600 from Tulex. The Company paid $450 to Tulex in July 2023 as a result of successful manufacturing of registration batches. The Company will pay Tulex $200 upon acceptance by the FDA of the NDA for the product, $250 upon first commercial sale of the product, and tiered royalties of 12.5% to 17.0% on net sales.

In March 2024, the Company acquired the U.S. rights to PKU GOLIKE® from Relief Therapeutics Holding SA. The Company paid $2,200 and could pay up to $2,000 in additional commercial milestones. The Company will pay the seller a royalty of 30% of net sales, which will include the cost of the product.

In August 2024, the Company entered into an agreement to sell its DS-200 product candidate. The Company received $500 upfront, and in March 2025 the Company recognized licensing revenue of $1,500 from a development milestone and the $1,500 is reflected in the Company's accounts receivable balance as of March 31, 2025. The Company could receive additional payments of up to $5,000 based on the achievement of certain future development and commercial milestones related to DS-200. The Company will retain 45% of the proceeds from the transaction with the balance being distributed to other partners.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 12 — Commitments and Contingencies (continued)

In December 2024, the Company acquired GALZIN® (zinc acetate) from Teva Pharmaceuticals USA, Inc and assumed the commercialization of the product in the U.S. during March of 2025. The Company accounted for the purchase as a product acquisition and paid $7,000 and paid an additional $200 for product inventory. The Company will pay the seller a royalty of 10% of U.S. net sales through the tenth anniversary of the Company's first commercial sales of the product in the U.S.

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

In March 2025, the Company out-licensed the commercial rights to Increlex® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve will pay the Company €4,000 up front to license the rights to Increlex® for up to ten years, and Esteve is also receiving an option to acquire the international rights in the future for a purchase price of up to €6,000. In addition, the Company also entered into a supply agreement and will supply product to Esteve at a fixed transfer price. In accordance with the accounting pronouncement guidance in ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized as of and for the three months ended March 31, 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to the $2,541 in deferred revenues, $330 and $2,211 are reflected in accrued liabilities and other long-term liabilities, respectively in the Company Condensed Balance Sheet as of March 31, 2025. Deferred revenues will be amortized to licensing revenues over the course of the agreements based on quarterly Increlex® product sales, and at the end of the license agreement, a deferred revenue residual will be recognized at the end of the initial term of the license agreement.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2025 or  December 31, 2024.

Note 13 — Subsequent Events

On April 28, 2025, the Company submitted an NDA to the FDA for ET-600, the Company's proprietary, patented oral solution of desmopressin under development for the treatment of central diabetes insipidus. The Company expects the application to be assigned a 10-month FDA review, allowing for potential approval and launch in the first quarter of 2026.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025 (the “2024 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings, including the Risk Factors set forth in Part I, Item 1A of our 2024 10-K.

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

Results of Operations (dollars in thousands)

During the three months ended March 31, 2025, we had $17,282 in total revenues that generated a gross profit of $9,861 compared to total revenues of $7,966 during the three-month period ended March 31, 2024 that generated a gross profit of $5,007 for the period. During the three months ended March 31, 2025, we had product sales and royalties, net of $13,996, compared to product sales and royalties, net of $7,966 during the three months ended March 31, 2024, an increase of $6,030. The increase in product sales and royalties, net was the result of increased sales of our INCRELEX®, ALKINDI SPRINKLE® and Carglumic Acid products in the current period, along with sales volume from Nitisinone and PKU GOLIKE® products launched in 2024.

Licensing revenue during the three months ended March 31, 2025 was $3,286, compared to zero licensing revenue during the three months ended March 31, 2024. The increase in licensing revenue during the three months ended March 31, 2025 was due to $1,786 from our out-licensing of INCRELEX® rights outside of the U.S. and $1,500 from the recognition of a development milestone event associated with our divestiture of DS-200.

 Research and Development Expenses

During the three months ended March 31, 2025, we incurred $1,161 of research and development (“R&D”) expenses as compared to $651 for the same period in 2024. The increase was primarily due to increased expenses associated with our ET-700 and ET-800 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses. During the three-month periods ended March 31, 2025 and 2024, we incurred $9,170 and $5,156, respectively, of G&A expenses. The increase in G&A expenses during the three months ended March 31, 2025 was primarily attributable to an increase in product advertising and promotional expenses, an increase in product development expenses and an increase in compensation and benefit expenses due to an increase in general and administrative headcount.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Liquidity and Capital Resources

As of March 31, 2025, we had total assets of $84.0 million, cash and cash equivalents of $17.4 million and working capital of $24.6 million. We believe that our cash and cash equivalents on hand, along with continued product revenues, will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2025 and 2024 (dollars in thousands):

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Net cash from operating activities	$2,090	$(2,473)
Cash from investing activities	—	(1,882)
Cash from financing activities	394	(378)
Change in cash and cash equivalents	$2,484	$(4,733)

The increase in cash from operating activities during the three months ended March 31, 2025 was primarily due to higher cash collections from product sales and a filing fee refund from the FDA related to ET-400. During the three months ended March 31, 2024, net cash from investing activities was $1,882, which reflected $1,868 payment associated with the acquisition of the PKU GOLIKE® product license in March 2024. During the three months ended March 31, 2025, net cash provided by financing activities was $394 and was associated with proceeds from stock option exercises, compared to net cash used by financing activities of $378, which reflected $385 repayment of debt and proceeds of $7 from stock option exercises during the three months ended March 31, 2024.

Non-GAAP Financial Measures

      EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA includes non-recurring acquisition or divestiture-related costs, fees related to refinancing activities, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP policy that guides the determination of what costs or gains will be included in non-GAAP adjustments.

We believe that these non-GAAP financial measures, when considered together with the GAAP figures, can enhance an overall understanding of our financial and operating performance. The non-GAAP financial measures are included with the intent of providing investors with a more complete understanding of our historical financial results and trends and to facilitate comparisons between periods. In addition, these non-GAAP financial measures are among the indicators our management uses for planning and forecasting purposes and measuring our performance. These non-GAAP financial measures should be considered in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the three months ended
	March 31,	March 31,
	2025	2024
GAAP net loss	$(1,572)	$(811)
Depreciation (1)	12	14
Intangible amortization expense (2)	1,001	220
Interest expense (including debt discount amortization and non-cash interest expenses)	1,163	238
Income tax expense	74	—
EBITDA	$678	$(339)
Other non-GAAP adjustments:
Inventory step-up expense (3)	1,142	—
Stock-based compensation (4)	1,200	821
Severance expense (5)	335	—
Divestiture-related costs (6)	320	—
Total of Other non-GAAP adjustments	2,997	821
Adjusted EBITDA	$3,675	$482

GAAP loss before income tax	$(1,498)	$(811)
Non-GAAP adjustments:
Depreciation (1)	12	14
Intangible amortization expense (2)	1,001	220
Inventory step-up expense (3)	1,142	—
Share-based compensation (4)	1,200	821
Severance expense (5)	335	—
Divestiture-related costs (6)	320	—
Total pre-tax non-GAAP adjustments	4,010	1,055
Income tax effect of pre-tax non-GAAP adjustments (7)	117	—
Total non-GAAP adjustments	3,893	1,055
Non-GAAP Net Income	$2,395	$244

Weighted average number of common shares outstanding, basic	26,886	25,763
Weighted average number of common shares outstanding, diluted	31,017	31,706

GAAP loss per share - Basic	$(0.06)	$(0.03)
Non-GAAP adjustments	0.14	0.04
Non-GAAP earnings per share - Basic	$0.08	$0.01

GAAP loss per share - Basic	$(0.06)	$(0.03)
Non-GAAP adjustments	0.13	0.03
Non-GAAP earnings per share - Diluted	$0.07	$—

(1)	Represents depreciation expense related to our property and equipment.
(2)	Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone.
(3)

During the three months ended March 31, 2025, we recognized in cost of sales $1,142 for inventory step-up expense primarily attributable to INCRELEX® inventory revalued in connection with this product acquisition.

(4)

Represents share-based compensation expense associated with our stock option and restricted stock unit stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(5)	Represents severance and benefit expenses associated with role redundancy within commercial operations during the three months ended March 31, 2025.
(6)	Represents legal expense and other divestiture-related costs associated with the out-licensing of the INCRELEX® commercial rights in territories outside of the U.S.
(7)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the effective income tax rate for the period. As discussed further in Note 9, we are in a full income tax valuation allowance position and the income tax effect on pre-tax non-GAAP adjustments is commensurate with the performance measure.

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

At contract inception, once we determine the contract falls within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and, if so, they are considered performance obligations. Renewal options that provide a material right are treated as a separate performance obligation, allocated a portion of the transaction price, and related revenue is deferred until the option is exercised or the option expires unused.

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three months ended March 31, 2025 and 2024, all revenues recognized in the Condensed Statements of Operations were point in time sales to our customers.

Milestone Payments – If a commercial contract arrangement includes development milestone payments, we will evaluate whether the milestone conditions have been achieved and if it is probable that a significant revenue reversal would not occur before recognizing the associated revenue. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

Licensing Revenues – The Company recognizes revenues from licensing arrangements primarily associated with product license agreements that could contain development activity milestones and agreements to divest the licensing rights to products or product candidates. At the inception of each licensing agreement, the Company assesses the goods or services promised within the contract to identify performance obligations. If a license to the Company's product rights is determined to be distinct from other promised goods or services, it is accounted for as a separate performance obligation. If a license grants the customer a right to use the Company's product license, revenue is recognized at the point in time when the license is transferred to the customer and the customer has the ability to use and benefit from the product license. Additionally, revenue is recognized from product license agreements with development activity milestones when these development activities occur per the contractual terms of the agreement.

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

The Company sells its INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

For its INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. Selling prices initially billed to wholesalers may be subject to discounts for prompt payment and subsequent chargebacks when the wholesalers sell products at negotiated discounted prices to members of certain group purchasing organizations (“GPOs”) and government programs.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders. The Company recognizes revenue and cost of sales from products sold to wholesalers upon delivery to the wholesaler location. At that time, the wholesalers take control of the product as they take title, bear the risk of loss of ownership and have an enforceable obligation to pay the Company. They also have the ability to direct sales of product to their customers on terms and at prices they negotiate. Although wholesalers have product return rights, the Company does not believe they have a significant incentive to return the product.

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

Critical estimates in valuing certain of the intangible assets acquired include:

●	future expected cash flows from customer contracts and license agreements;

●	historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and

●	discount rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of March 31, 2025, our cash equivalents only included cash deposits at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the three-month period ended March 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2024 10-K, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

May 13, 2025	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)