Form 10-Q
period 2025-06-30
Eton Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, Eton Pharmaceuticals, Inc. had outstanding 26,817,535 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheet

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,379	$14,936
Accounts receivable, net	14,453	5,361
Inventories, net	23,791	15,232
Prepaid expenses and other current assets	4,820	5,492
Total current assets	68,443	41,021

Property and equipment, net	18	34
Intangible assets, net	32,879	34,881
Operating lease right-of-use assets, net	324	175
Other long-term assets, net	12	12
Total assets	$101,676	$76,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,142	$4,167
Short-term debt, net of discount	2,769	—
Accrued Medicaid rebates	16,226	6,866
Accrued liabilities	7,459	8,914
Total current liabilities	38,596	19,947

Long-term debt, net of discount and including accrued fees	27,409	29,811
Operating lease liabilities, net of current portion	492	107
Long-term inventory payable	6,949	—
Other long-term liabilities	4,269	1,830
Total liabilities	77,715	51,695

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,817,535 and 26,709,084 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	135,984	132,294
Accumulated deficit	(112,050)	(107,893)
Total stockholders’ equity	23,961	24,428

Total liabilities and stockholders’ equity	$101,676	$76,123

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues:
Licensing revenue	$—	$—	$3,286	$—
Product sales and royalties, net	18,928	9,074	32,924	17,040
Total net revenues	18,928	9,074	36,210	17,040

Cost of sales:
Licensing revenue	—	—	825	—
Product sales and royalties	7,004	3,448	13,600	6,407
Total cost of sales	7,004	3,448	14,425	6,407

Gross profit	11,924	5,626	21,785	10,633

Operating expenses:
Research and development	3,712	2,970	4,873	3,621
General and administrative	9,687	5,591	18,857	10,747
Total operating expenses	13,399	8,561	23,730	14,368

Loss from operations	(1,475)	(2,935)	(1,945)	(3,735)

Other expense:
Interest and other expense, net	(1,044)	(52)	(2,072)	(63)

Loss before income tax expense	(2,519)	(2,987)	(4,017)	(3,798)

Income tax expense	66	54	140	54

Net loss	$(2,585)	$(3,041)	$(4,157)	$(3,852)
Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.15)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	26,893	25,778	26,889	25,771

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2025 and 2024

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2025	26,817,535	$27	$133,888	$(109,465)	$24,450

Stock-based compensation	—	—	2,096	—	2,096

Net loss	—	—	—	(2,585)	(2,585)

Balances at June 30, 2025	26,817,535	$27	$135,984	$(112,050)	$23,961

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2024	25,690,562	$26	$120,349	$(104,881)	$15,494

Stock-based compensation	—	—	840	—	840

Employee stock purchase plan	55,240	—	169	—	169

Net loss	—	—	—	(3,041)	(3,041)

Balances at June 30, 2024	25,745,802	$26	$121,358	$(107,922)	$13,462

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428

Stock-based compensation	—	—	3,296	—	3,296

Employee stock purchase plan	—	—	—	—	—

Stock option exercises and vesting of restricted stock units	108,451	—	394	—	394

Net loss	—	—	—	(4,157)	(4,157)

Balances at June 30, 2025	26,817,535	$27	$135,984	$(112,050)	$23,961

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

Stock-based compensation	—	—	1,661	—	1,661

Employee stock purchase plan	55,240	—	169	—	169

Stock option exercises	2,500	—	7	—	7

Net loss	—	—	—	(3,852)	(3,852)

Balances at June 30, 2024	25,745,802	$26	$121,358	$(107,922)	$13,462

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash flows from (used in) operating activities
Net loss	$(4,157)	$(3,852)

Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	3,296	1,661
Depreciation and amortization	2,018	513
Inventory step-up	2,349	—
Non-cash lease expense	30	36
Debt discount amortization and non-cash interest expenses	342	48
Changes in operating assets and liabilities:
Accounts receivable	(9,092)	(1,462)
Inventories	(10,909)	(1,157)
Prepaid expenses and other assets	672	330
Accounts payable	7,970	284
Accrued Medicaid rebates	9,359	3,514
Accrued liabilities	(1,201)	(1,133)
Other non-current assets and liabilities	9,372	—
Net cash from (used in) operating activities	10,049	(1,218)

Cash flows from (used in) investing activities
Purchases of product license rights	—	(1,868)
Purchases of property and equipment	—	(14)
Net cash from (used in) investing activities	—	(1,882)

Cash flows from (used in) financing activities
Repayment of long-term debt	—	(770)
Proceeds from employee stock purchase plan and stock option exercises	394	176
Net cash from (used in) financing activities	394	(594)

Change in cash and cash equivalents	10,443	(3,694)
Cash and cash equivalents at beginning of period	14,936	21,388
Cash and cash equivalents at end of period	$25,379	$17,694

Supplemental disclosures of cash flow information
Cash paid for interest	$852	$362
Cash paid for income taxes	$89	$—

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has eight commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company has five additional product candidates in late-stage development: ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $25,379 as of June 30, 2025 in addition to revenues from products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders, and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back operations.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts, have been reclassified to conform to current year presentation in the condensed financial statements and notes to financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the periods ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The interim financial statements are condensed and generally do not repeat the disclosures in the annual financial statements. As such, the interim financial statements herein should be read in conjunction with the Company’s latest annual financial statements filed on Form 10-K on March 18, 2025. The results for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Segment Information

The Company operates the business on the basis of a single reportable segment, which includes eight commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company derives revenues from product sales to specialty pharmacy customers, who then provide order fulfillment, inventory storage and distribution services. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the Condensed Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s balance sheet as total assets.

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx and Optime Care for the Company's INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, Carglumic Acid, GALZIN® and Betaine Anhydrous products, as well as from Pentec Heath for sales of the Company’s PKU GOLIKE® product. For the six months ended June 30, 2025 and 2024, AnovoRx product sales represented 92.0% and 95.9% of net product revenues, respectively. As of June 30, 2025 and December 31, 2024, AnovoRx product sales represented 59.7% and 96.2% of net accounts receivable.

As of June 30, 2025 and December 31, 2024, all long-lived assets were domiciled within the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in high-grade money market funds. As of June 30, 2025 and December 31, 2024, the Company’s cash is in a non-interest-bearing account and a high-grade money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for cash discounts for prompt payment, distribution fees and chargebacks. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. The total for all accounts receivable reserves was $249 and $238 as of  June 30, 2025 and  December 31, 2024, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of June 30, 2025 and December 31, 2024, inventories consisted of purchased finished goods, semi-finished goods and raw materials. At  June 30, 2025, inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, GALZIN®, ALKINDI SPRINKLE®, and PKU GOLIKE® inventory. As of December 31, 2024, inventories included $5,000 in prepaid raw materials acquired in the INCRELEX® business acquisition as the Company did not take title and possession to the raw materials until June 19, 2025. At June 30 and  December 31, 2024 inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, ALKINDI SPRINKLE®, and PKU GOLIKE® inventory. There was an inventory reserve of $811 and $605 at June 30, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives. Computer hardware and software is depreciated over three years. Equipment, furniture and fixtures is depreciated over five years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Construction in progress is capitalized but not depreciated until it is placed into service. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Depreciation expense for the six-month periods ended June 30, 2025 and 2024 was $16 and $23, respectively.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The intangible assets, net on the Company’s Condensed Balance Sheet, reflected $4,383 and $2,381 of accumulated amortization as of  June 30, 2025 and  December 31, 2024.The Company recorded $2,002 and $487, respectively, of amortization expense for the six months ended June 30, 2025 and 2024, respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2025 to 2029 and thereafter.

Amortization
Year	Expense
Remainder of 2025	$2,002
2026	4,004
2027	3,880
2028	3,546
2029	3,449
Thereafter	15,998
Total estimated amortization expense	$32,879

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Condensed Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the six-month periods ended June 30, 2025 or 2024.

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

Operating leases are reflected on the Condensed Balance Sheet as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of June 30, 2025 and December 31, 2024.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at June 30, 2025 or December 31, 2024.

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

The Company sells its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

For its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt payment discounts and state Medicaid are included in sales reserves, accrued liabilities and net accounts receivable.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2025 or 2024 as the Company reported a net loss for the three months and six months ended June 30, 2025 and 2024 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 8).

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Balance Sheet. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Condensed Statements of Operations. As of June 30, 2025 and December 31, 2024, the Company has established a 100% valuation reserve against its deferred tax assets. See Note 9 for further information.

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

Impact of Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of this new guidance on its condensed financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 — Long-Term Debt

SWK Loan

In November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK, which provided $10,000 in debt financing. In connection with entering into the SWK Credit Agreement, the Company issued warrants to SWK to purchase 51,239 shares of the Company’s common stock with an exercise price of $5.86 per share. The fair value of these 51,239 warrants was $226 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $5.75 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 1.8%. In August 2020, the Company issued additional warrants for 18,141 shares of its common stock at an exercise price of $6.62 per share. The fair value of the 18,141 warrants was $94 and was estimated using the Black-Scholes-Merton option pricing model with the following assumptions: fair value of the Company’s common stock at issuance of $6.85 per share; seven-year contractual term; 95% volatility; 0% dividend rate; and a risk-free interest rate of 0.4%. These warrants (the “SWK Warrants”) are exercisable immediately and have a term of seven years from the date of issuance. The SWK Warrants are subject to a cashless exercise feature, with the exercise price and number of shares issuable upon exercise subject to adjustment in connection with stock splits, dividends, reclassifications and other conditions.

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

Interest payments are payable quarterly, with quarterly principal payments of $3,000 beginning in May 2026 with a final principal payment of $9,000 due at maturity in December 2027. The amended SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable will be accreted to interest expense in the Company's Condensed Statement of Operations using the effective interest expense method. The amended SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon the occurrence of certain triggering events, which the Company has deemed to be remote. Borrowing under the amended SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all financial covenants.

The Company recorded interest expense of $2,361 and $460 for the six months ended June 30, 2025 and 2024, respectively, which included $342 and $48, respectively of debt discount and non-cash interest expense. During the six months ended June 30, 2025 and 2024, debt discount amortization and accrued exit fees was $112 and $48, respectively, associated with the SWK Credit Agreement and $229 was associated with interest expense accretion during the six months ended June 30, 2025 on the $5,000 deferred consideration due to Ipsen S.A (See Note 12 for further discussion). As of June 30, 2025 and December 2024, the Company had accrued interest of $454 and $182, respectively, which is included in accrued liabilities in the accompanying Condensed Balance Sheet.

The table below reflects the future payments for the SWK loan principal and interest as of June 30, 2025.

Amount
2025	$—
2026	9,000
2027	21,000
Total payments	30,000
Less: unamortized discount	(447)
Plus: accrued exit fees at June 30, 2025	625
Debt, net of unamortized discount and accrued exit fees	$30,178

Note 5 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the six months ended June 30, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan as amended in December 2020. In  June 30, 2024 the Company issued 2,500 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at June 30, 2025 are summarized in the table below.

Description of Warrants	Warrant Issuance Date	No. of Shares	Exercise Price
SWK Warrants – Debt – Tranche #1	11/13/2019	51,239	$5.86
SWK Warrants – Debt – Tranche #2	8/11/2020	18,141	$6.62
SWK Warrants – Debt – Tranche #3	9/30/2024	289,736	$5.32
Total shares and weighted average exercise price		359,116	$5.46

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors. The issuance of these warrants was accounted for as equity and the fair value of the warrants issued were classified to additional paid-in capital in the Company's Condensed Balance Sheet.

Note 7 — Share-Based Payment Awards

In November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 982,556 shares available for future issuance under the 2018 Plan as of June 30, 2025.

All stock options issued have been non-qualified stock options and the exercise price is the closing stock price of the Company's common stock on the date of grant. Non-qualified stock options typically have a ten-year life and non-qualified stock options that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2023, the share reserve was increased by 1,014,124 shares based on the 25,353,119 shares of common stock outstanding at December 31, 2022. On January 1, 2024, the share reserve was increased by 1,027,522 shares based on the 25,688,062 shares of common stock outstanding at December 31, 2023. On January 1, 2025, the share reserve was increased by 1,068,323 shares based on the 26,709,084 shares of common stock outstanding at December 31, 2024. The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

For the six-month periods ended June 30, 2025 and 2024, the Company’s total stock-based compensation expense was $3,296 and $1,661, respectively. Of these amounts, $3,214 and $1,459 were recorded in general and administrative (“G&A”) expenses during the six months ended June 30, 2025 and 2024, respectively, and $82 and $202 were recorded in research and development expenses for the six months ended June 30, 2025 and 2024, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2024	5,918,616	$4.65
Issued	462,559	$13.37
Exercised	(108,451)	$3.63
Forfeited/Cancelled	(227,114)	$4.99
Outstanding as of June 30, 2025	6,045,610	$5.32	6.5	$54,036
Options exercisable as of June 30, 2025	4,373,586	$4.83	5.7	$41,182
Options vested and expected to vest at June 30, 2025	6,045,610	$5.32	6.5	$54,036

The following table summarizes stock option activity during the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2023	4,839,226	$4.57
Issued	1,471,118	$4.41
Exercised	(2,500)	$2.97
Forfeited/Cancelled	(25,771)	$4.38
Outstanding as of June 30, 2024	6,282,073	$4.54	7.4	$634
Options exercisable as of June 30, 2024	3,866,990	$4.72	6.5	$604
Options vested and expected to vest at June 30, 2024	6,282,073	$4.54	7.4	$634

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 7 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at June 30, 2025 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock based compensation related to stock options was $1,756 and $1,432 for the six-month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was a total of $8,508 of unrecognized compensation costs related to non-vested stock option awards, which will be recognized over a weighted average period of approximately 2.6 years. The weighted average grant date fair value of stock option awards for the six months ended June 30, 2025 was $13.37 per share. During the three months ended March 31, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises at a weighted average exercise price of $3.63 per share with an intrinsic value of $1,167. During the six months ended June 30, 2024, the Company issued 2,500 shares of its stock resulting from stock option exercises at a weighted average exercise price of $2.97 per share with an intrinsic value of $2.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the six months ended June 30, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2024	226,068	$3.82
Granted	184,412	$13.11
Vested	(889)	$14.30
Forfeited	(30,940)	$6.30
Outstanding and unvested as of June 30, 2025	378,651	$8.01

The following table summarizes restricted stock unit activity during the six months ended June 30, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2023	274,204	$2.63
Granted	—	$—
Vested	—	$—
Forfeited	(3,000)	$2.63
Outstanding and unvested as of June 30, 2024	271,204	$2.63

Stock-based compensation related to RSUs was $1,582 and $117 for the six-month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $2,981 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.6 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding common shares at December 31 of the preceding year or 150,000 shares, subject to reduction at the discretion of the Company’s board of directors. As of June 30, 2025, there were 842,581 shares available for issuance under the ESPP.

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

The Company recorded a credit to expense of ($42) and expense of $112 related to the ESPP during the six-month periods ended June 30, 2025 and 2024, respectively. For the six-month periods ended June 30, 2025, there were no shares issued under the ESPP due to the Company being unable to issue shares associated with ESPP purchases as a result of the previously disclosed requirement to file audited financial statements of INCRELEX® for the years ended December 31, 2023 and 2022 and the nine months ended September 30, 2024 and 2023, as well as unaudited proforma financial information for the years ended December 31, 2024 and 2023, related to the purchase of INCRELEX® from Ipsen S. A. As of June 30, 2025 and December 31, 2024, the accompanying Condensed Balance Sheet include $35 and $42, respectively, in accrued liabilities for employee ESPP contributions.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Basic and Diluted Net Loss per Common Share

For the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and includes common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, and warrants. For the three months ended June 30, 2025 and 2024, 7,425,645 and 6,636,723, respectively, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the six months ended June 30, 2025 and 2024, 7,183,998 and 6,284,721, respectively, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. During the three and six months ended June 30, 2025 and 2024, included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net loss	$(2,585)	$(3,041)	$(4,157)	$(3,852)
Weighted average common shares outstanding (basic and diluted)	26,893,000	25,778,000	26,889,000	25,771,000
Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.15)	$(0.15)

Note 9 — Income Taxes

The following table summarizes the Company's income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Loss before income taxes	$(2,519)	$(2,987)	$(4,017)	$(3,798)
Income tax expense	66	54	140	54
Effective tax rate	(2.6%)	(1.8%)	(3.5%)	(1.4%)

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

Subsequent to the end of the fiscal second quarter, on July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act, (OBBBA). The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes and changes to the Medicaid program. For Medicaid, the law requires states to establish work requirements and more frequent redeterminations, and cost sharing for the Expansion program over the period from 2027 to 2029, among other modifications. These changes are expected to reduce enrollment in state Medicaid programs, but the timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, as well as macroeconomic factors since some changes are subject to suspension in case of increases in local unemployment rates. The law also reduces revenues that states can raise through provider taxes to finance their share of Medicaid spending and limits payments to Medicaid providers to 100 percent of the mandated Medicare rate for Expansion states and 110 percent of the Medicare rate for non-Expansion states. These particular changes are scheduled to begin in 2028, and we expect may take 5 to 15 years to be fully implemented. Their impact is uncertain at this time and will depend on how states may adapt their future tax and Medicaid funding policies in response. The Company is currently evaluating the impacts of the bill, but does not anticipate the impact in 2025 to be material.

Note 10 — Related-Party Transactions

Chief Executive Officer

The Chief Executive Officer (“CEO”) has a partial interest in a company that the Company has entered into an agreement with as described below.

Previously, the Company acquired DS-200 and all related intellectual property pursuant to an asset purchase agreement (the “Selenix Agreement”) dated June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the CEO. On August 30, 2024, the Company amended the Selenix Agreement in tandem with an agreement to sell DS-200 in August 2024 (see Note 12). Pursuant to the terms of the amended Selenix Agreement, Selenix waived its rights to future milestone payments and 50% of DS-200 profit in exchange for 45% of proceeds received by the Company from the DS-200 sale agreement. Selenix is 50% owned by Messa Holdings LLC (“Messa”), which is 100% owned by the CEO. In March 2025, the Company recognized licensing revenue of $1,500 and $675 in cost of sales from a development milestone. In June 2025, the Company paid $675 to Selenix.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 11 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

In May 2025, the Company entered into an amendment to its office lease agreement to expand its office space, from 5,507 square feet, to 8,079 square feet and to renew its lease term. The amendment to the lease agreement is effective September 1, 2025 and the renewal period for the office lease is for a sixty-five month period through January 2031 and which includes tenant improvement allowances. The Company removed its existing ROU asset and liability and recorded $330 in ROU assets, $189 in tenant improvement allowances and $519 in operating lease liabilities in association with the lease extension.

The Company’s operating lease cost for the six months ended June 2025 and 2024 as presented as G&A in the Condensed Statements of Operations was $43 and $39, respectively. For the six months ended June 30, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $45 and $13, respectively. The ROU asset non-cash lease expense for the six months ended June 30, 2025 and 2024 was $30 and $36, respectively, and is reflected within non-cash lease expense on the Company’s Condensed Statements of Cash Flows.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2025 and December 31, 2024 (in thousands).

		June 30,	December 31,
Assets	Classification	2025	2024
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$324	$175
Total leased assets		$324	$175
Liabilities
Operating lease liabilities, current	Accrued liabilities	$23	$76
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	492	107
Total operating lease liabilities		$515	$183

The Company’s future lease commitments as of June 30, 2025, are as indicated below:

	Total	2025 (Remainder)	2026	2027	2028	2029	2030 and thereafter
Undiscounted lease payments	$725	$22	$127	$135	$139	$143	$159
Less: Imputed interest	(210)
Total lease liabilities	$515

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

In August 2024, the Company entered into an agreement to sell its DS-200 product candidate. The Company received $500 upfront and in March 2025, the Company recognized licensing revenue of $1,500 from a development milestone. In addition, the Company could receive additional milestone payments of up to $5,000 based on the achievement of certain future development and commercial milestones related to DS-200, of which the Company could recognize 45% of the proceeds from future milestone from the transaction, with the balance being distributed to other partners.

In November 2024, the Company entered into a licensing agreement with AMMTeK. pursuant to which the Company has agreed to acquire the U.S. rights to Amglidia (glyburide oral suspension). Amglidia was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the U.S. FDA. AMMTeK. has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support the Company's s NDA submission. In July 2025, the Company paid $500 to AMMTek upon the receipt of FDA meeting minutes and under the terms of the licensing agreement, the Company could pay up to $1,850 as follows: $550 upon NDA acceptance for review by the FDA and $1,300 upon NDA approval by the FDA and first commercial sale. The Company would also be required to pay a royalty of 14% of net sales to AMMTek.

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

In December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company paid $22,500 and paid an additional $7,500 for product inventory. The Company determined that the asset purchase agreement met the definition of a business under ASC 805; therefore, the Company accounted for the asset purchase agreement as a business combination and applied the acquisition method of accounting. In addition, the Company will also make payments to seller of $2,500 on each of the first and second anniversaries of closing. As of June 30, 2025, the present value of the deferred consideration was $4,522, with $478 to be accreted to interest expense over the remainder of the deferred consideration term using the effective interest rate method. As of June 30, 2025, $2,500 was classified as accrued liabilities and $2,022 was classified as other long-term liabilities in the accompanying Condensed Balance Sheet. In June 2025, in connection with the asset purchase agreement with Ipsen S.A, the Company purchased $11,540 in inventory. Under the terms of the inventory purchase agreement, the Company will be required to make eight equal quarterly installment payments to Ipsen S.A, beginning in the third quarter of 2025. Accordingly, the Company has classified $6,949 in accounts payable and $6,949 as a long-term inventory payable in in the accompanying Condensed Balance Sheet.

In March 2025, the Company out-licensed the commercial rights to INCRELEX® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve will pay the Company €4,000 up front to license the rights to INCRELEX® for up to ten years, and Esteve is also receiving an option to acquire the international rights in the future for a purchase price of up to €6,000. In addition, the Company also entered into a supply agreement and will supply product to Esteve at a fixed transfer price. In accordance with the accounting pronouncement guidance in ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized in  March 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to the $2,541 in deferred revenues, $330 and $2,211 are reflected in accrued liabilities and other long-term liabilities, respectively in the Company's Condensed Balance Sheet as of June 30, 2025. Deferred revenues will be amortized to licensing revenues over the course of the agreements based on quarterly INCRELEX® product sales, and at the end of the license agreement, a deferred revenue residual will be recognized at the end of the initial term of the license agreement. During the six months ended June 30, 2025, the Company recognized $2,330 in inventory step-up expense associated with the inventory purchase from Ipsen S.A.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2025 or  December 31, 2024.

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

Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have eight commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. We have five additional product candidates in late-stage development: ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Results of Operations (dollars in thousands)

During the three months ended June 30, 2025, we had $18,928 in total revenues that generated a gross profit of $11,924 compared to total revenues of $9,074 during the three-month period ended June 30, 2024 that generated a gross profit of $5,626 for the period. The increase in product sales and royalties, net was the result of increased sales of ALKINDI SPRINKLE® and the addition of revenues from INCRELEX® and GALZIN® products in the current period.

During the six months ended June 30, 2025, we had $36,210 in total revenues that generated a gross profit of $21,785 compared to total revenues of $17,040 during the six-month period ended June 30, 2024 that generated a gross profit of $10,633 for the period. During the six months ended June 30, 2025, we had product sales and royalties, net of $32,924, compared to product sales and royalties, net of $17,040 during the six months ended June 30, 2024, an increase of $15,884. The increase in product sales and royalties, net was the result of increased sales of our INCRELEX®, ALKINDI SPRINKLE® and GALZIN® products in the current period.

Licensing revenue during the six months ended June 30, 2025 was $3,286, compared to $0 licensing revenue during the six months ended June 30, 2024. The increase in licensing revenue during the six months ended June 30, 2025 was due to $1,786 from our out-licensing of INCRELEX® rights outside of the U.S. and $1,500 from the recognition of a development milestone event associated with our divestiture of DS-200.

 Research and Development Expenses

During the three months ended June 30, 2025, we incurred $3,712 of research and development (“R&D”) expenses as compared to $2,970 for the same period in 2024. During the six months ended June 30, 2025, we incurred $4,873 of R&D expenses as compared to $3,621 for the same period in 2024. The increase was primarily due to a $2,155 NDA filing fee for ET-600 and increased expenses associated with our ET-700 and ET-800 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses. During the three-month periods ended June 30, 2025 and 2024, we incurred $9,687 and $5,591, respectively, of G&A expenses. During the six-month periods ended June 30, 2025 and 2024, we incurred $18,857 and $10,747, respectively, of G&A expenses. The increase in G&A expenses during the six months ended June 30, 2025 was primarily attributable to an increase in product advertising and promotional expenses, an increase in stock-based compensation expense and an increase in compensation and benefit expenses due to an increase in general and administrative headcount.

Liquidity and Capital Resources

As of June 30, 2025, we had total assets of $101.7 million, cash and cash equivalents of $25.4 million and working capital of $29.8 million. We believe that our cash and cash equivalents on hand, along with continued product revenues, will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2025 and 2024 (dollars in thousands):

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Net cash from (used in) operating activities	$10,049	$(1,218)
Cash from (used in) investing activities	—	(1,882)
Cash from (used in) financing activities	394	(594)
Change in cash and cash equivalents	$10,443	$(3,694)

The increase in cash from operating activities during the six months ended June 30, 2025 was primarily due to higher cash collections from product sales, a filing fee refund from the FDA related to ET-400 and the collection of a licensing milestone payment. During the six months ended June 30, 2024, net cash from investing activities was $1,882, which reflected $1,868 payment associated with the acquisition of the PKU GOLIKE® product license in March 2024. During the six months ended June 30, 2025, net cash provided by financing activities was $394 and was associated with proceeds from stock option exercises, compared to net cash used by financing activities during the six months ended June 30, 2024 of $594, which reflected $770 repayment of debt and proceeds of $176 from stock option exercises during the six months ended June 30, 2024.

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

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
GAAP net loss	$(2,585)	$(3,041)	$(4,157)	$(3,852)
Depreciation (1)	4	9	16	23
Intangible amortization expense (2)	1,001	267	2,002	487
Interest expense (including debt discount amortization and non-cash interest expenses)	1,198	222	2,361	460
Income tax expense	66	54	140	54
EBITDA	$(316)	$(2,489)	$362	$(2,828)
Other non-GAAP adjustments:
Inventory step-up expense (3)	1,207	—	2,349	—
Stock-based compensation (4)	2,096	840	3,296	1,661
Severance expense (5)	—	—	335	—
Acquisition/divestiture-related costs (6)	64	—	384	—
Total of Other non-GAAP adjustments	3,367	840	6,364	1,661
Adjusted EBITDA	$3,051	$(1,649)	$6,726	$(1,167)

GAAP loss before income tax	$(2,519)	$(2,987)	$(4,017)	$(3,798)
Non-GAAP adjustments:
Depreciation (1)	4	9	16	23
Intangible amortization expense (2)	1,001	267	2,002	487
Inventory step-up expense (3)	1,207	—	2,349	—
Stock-based compensation (4)	2,096	840	3,296	1,661
Severance expense (5)	—	—	335	—
Acquisition/divestiture-related costs (6)	64	—	384	—
Total pre-tax non-GAAP adjustments	4,372	1,116	8,382	2,171
Income tax effect of pre-tax non-GAAP adjustments (7)	313	—	430	—
Total non-GAAP adjustments	4,059	1,116	7,952	2,171
Non-GAAP Net Income (Loss)	$1,540	$(1,871)	$3,935	$(1,627)

Weighted average number of common shares outstanding, basic	26,893	25,778	26,889	25,771
Weighted average number of common shares outstanding, diluted	31,141	25,778	31,066	25,771

GAAP loss per share - Basic	$(0.10)	$(0.12)	$(0.15)	$(0.15)
Non-GAAP adjustments	0.15	0.04	0.30	0.08
Non-GAAP earnings per share - Basic	$0.05	$(0.08)	$0.15	$(0.07)

GAAP loss per share - Basic	$(0.10)		$(0.15)
Non-GAAP adjustments	0.13		0.26
Non-GAAP earnings per share - Diluted	$0.03		$0.11

(1)	Represents depreciation expense related to our property and equipment.
(2)	Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone.
(3)

During the three and six months ended June 30, 2025, we recognized in cost of sales $1,207 and $2,349, respectively, for inventory step-up expense primarily attributable to INCRELEX® inventory revalued in connection with this product acquisition.

(4)

Represents share-based compensation expense associated with our stock option and restricted stock unit stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(5)	Represents severance and benefit expenses associated with role redundancy within commercial operations during the first quarter of 2025.
(6)	Represents legal expense and other divestiture-related costs associated with the out-licensing of the INCRELEX® commercial rights in territories outside of the U.S.
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

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the six months ended June 30, 2025 and 2024, all revenues recognized in the Condensed Statements of Operations were point in time sales to our customers.

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

For its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVI TM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone  products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. INCRELEX®, ALKINDI SPRINKLE®, KHINDIVI TM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt payment discounts and state Medicaid are included in sales reserves, accrued liabilities and net accounts receivable.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVI TM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

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

The Company estimates the fair value of stock-based option awards using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on the Company's historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility. We account for forfeitures as they occur.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of June 30, 2025, our cash equivalents only included cash deposits and a high-grade money market fund at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

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

With respect to the six-month period ended June 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six-month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Amended Offer Letter Agreement by and between the Registrant and Sean Brynjelsen, dated as of June 27, 2022.

10.2+	Amended Offer Letter Agreement by and between the Registrant and David Krempa, dated as of June 27, 2022.

10.3+	Amended Offer Letter Agreement by and between the Registrant and James Gruber, dated as of June 27, 2022.

10.4+	Amended Offer Letter Agreement by and between the Registrant and Ipek Erdogan-Trinkaus, dated as of June 27, 2022.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

+	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

August 7, 2025	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)