Form 10-Q
period 2025-09-30
Eton Pharmaceuticals, Inc.
filed 2025-11-06
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, Eton Pharmaceuticals, Inc. had outstanding 26,817,535 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheet

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,121	$14,936
Accounts receivable, net	13,082	5,361
Inventories, net	16,855	15,232
Prepaid expenses and other current assets	4,942	5,492
Total current assets	72,000	41,021

Property and equipment, net	294	34
Intangible assets, net	31,878	34,881
Operating lease right-of-use assets, net	319	175
Other long-term assets, net	19	12
Total assets	$104,510	$76,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,259	$4,167
Short-term debt, net of discount	2,776	—
Accrued Medicaid rebates	18,031	6,866
Accrued liabilities	9,117	8,914
Total current liabilities	44,183	19,947

Long-term debt, net of current portion, debt discount and accrued exit fees	27,591	29,811
Operating lease liabilities, net of current portion	480	107
Long-term inventory payable	5,188	—
Other long-term liabilities	3,942	1,830
Total liabilities	81,384	51,695

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 26,817,535 and 26,709,084 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	137,076	132,294
Accumulated deficit	(113,977)	(107,893)
Total stockholders’ equity	23,126	24,428

Total liabilities and stockholders’ equity	$104,510	$76,123

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues:
Licensing revenue	$—	$500	$3,286	$500
Product sales and royalties, net	22,459	9,824	55,383	26,864
Total net revenues	22,459	10,324	58,669	27,364

Cost of sales:
Licensing revenue	—	270	825	270
Product sales and royalties	14,604	3,752	28,204	10,159
Total cost of sales	14,604	4,022	29,029	10,429

Gross profit	7,855	6,302	29,640	16,935

Operating expenses:
Research and development	1,112	505	5,985	4,126
General and administrative	8,106	5,288	26,963	16,035
Total operating expenses	9,218	5,793	32,948	20,161

Income (loss) from operations	(1,363)	509	(3,308)	(3,226)

Other expense:
Interest and other expense, net	(592)	(8)	(2,664)	(71)

Income (loss) before income tax expense	(1,955)	501	(5,972)	(3,297)

Income tax expense (benefit)	(28)	(126)	112	(72)

Net income (loss)	$(1,927)	$627	$(6,084)	$(3,225)
Net income (loss) per share, basic	$(0.07)	$0.02	$(0.23)	$(0.12)
Weighted average number of common shares outstanding, basic	26,893	25,900	26,891	25,814
Net income (loss) per share, diluted	$(0.07)	$0.02	$(0.23)	$(0.12)
Weighted average number of common shares outstanding, diluted	26,893	26,550	26,891	25,814

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2025 and 2024

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2025	26,817,535	$27	$135,984	$(112,050)	$23,961

Stock-based compensation	—	—	1,092	—	1,092

Net loss	—	—	—	(1,927)	(1,927)

Balances at September 30, 2025	26,817,535	$27	$137,076	$(113,977)	$23,126

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2024	25,745,802	$26	$121,358	$(107,922)	$13,462

Stock-based compensation	—	—	722	—	722

Stock option exercises and vesting of restricted stock	90,402	—	—	—	—

Relative fair value of warrants issued in connection with debt	—	—	1,170	—	1,170

Net income	—	—	—	627	627

Balances at September 30, 2024	25,836,204	$26	$123,250	$(107,295)	$15,981

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2025 and 2024

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428

Stock-based compensation	—	—	4,388	—	4,388

Stock option exercises and vesting of restricted stock units	108,451	—	394	—	394

Net loss	—	—	—	(6,084)	(6,084)

Balances at September 30, 2025	26,817,535	$27	$137,076	$(113,977)	$23,126

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	25,688,062	$26	$119,521	$(104,070)	$15,477

Stock-based compensation	—	—	2,383	—	2,383

Employee stock purchase plan	55,240	—	169	—	169

Stock option exercises and vesting of restricted stock	92,902	—	7	—	7

Relative fair value of warrants issued in connection with debt	—	—	1,170	—	1,170

Net loss	—	—	—	(3,225)	(3,225)

Balances at September 30, 2024	25,836,204	$26	$123,250	$(107,295)	$15,981

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows from (used in) operating activities
Net loss	$(6,084)	$(3,225)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Stock-based compensation	4,388	2,383
Depreciation and amortization	3,027	791
Inventory step-up	3,673	—
Non-cash lease expense	35	53
Debt discount amortization and non-cash interest expenses	521	70
Changes in operating assets and liabilities:
Accounts receivable	(7,721)	(2,179)
Inventories	(5,295)	(1,027)
Prepaid expenses and other assets	550	171
Accounts payable	10,092	836
Accrued Medicaid rebates	11,165	4,420
Accrued liabilities	585	(559)
Other non-current assets and liabilities	7,139	—
Net cash from (used in) operating activities	22,075	1,734

Cash flows from (used in) investing activities
Purchases of product license rights	—	(1,868)
Purchases of property and equipment	(284)	(14)
Net cash from (used in) investing activities	(284)	(1,882)

Cash flows from (used in) financing activities
Repayment of long-term debt	—	(1,155)
Proceeds from employee stock purchase plan and stock option exercises	394	176
Net cash from (used in) financing activities	394	(979)

Change in cash and cash equivalents	22,185	(1,127)
Cash and cash equivalents at beginning of period	14,936	21,388
Cash and cash equivalents at end of period	$37,121	$20,261

Supplemental disclosures of cash flow information
Cash paid for interest	$2,395	$525
Cash paid for income taxes	$117	$181

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

Eton Pharmaceuticals, Inc. is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has eight commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone. The Company has five additional product candidates in late-stage development: ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Note 2 — Liquidity Considerations

The Company believes its existing cash and cash equivalents of $37,121 as of September 30, 2025 in addition to revenues from products will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing of this quarterly report. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, the Company cannot make assurances that it will be able to raise additional capital if needed or under acceptable terms. The sale of additional equity may dilute existing stockholders, and newly issued stock could contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product development or sales growth, obtaining regulatory approval for its other product candidates, or is unable to secure such additional financing, it might need to scale back operations.

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

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025, and the results of its operations and its cash flows for the periods ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The interim financial statements are condensed and generally do not repeat the disclosures in the annual financial statements. As such, the interim financial statements herein should be read in conjunction with the Company’s latest annual financial statements filed on Form 10-K on March 18, 2025. The results for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Segment Information

The Company operates the business on the basis of a single reportable segment, which includes eight commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company derives revenues from product sales to specialty pharmacy customers, who then provide order fulfillment, inventory storage and distribution services. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the Condensed Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s Condensed Balance Sheet as total assets.

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx and Optime Care for the Company's INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, Carglumic Acid, GALZIN® and Betaine Anhydrous products, as well as from Pentec Heath for sales of the Company’s PKU GOLIKE® product. For the nine months ended September 30, 2025 and 2024, AnovoRx product sales represented 85.8% and 98.5% of net product revenues, respectively. As of September 30, 2025 and December 31, 2024, AnovoRx product sales represented 65.8% and 96.2% of net accounts receivable, respectively.

As of September 30, 2025 and December 31, 2024, all long-lived assets were domiciled within the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in high-grade money market funds. As of September 30, 2025 and December 31, 2024, the Company’s cash is in a non-interest-bearing account and a high-grade money market fund. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for cash discounts for prompt payment, distribution fees and chargebacks. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. The total for all accounts receivable reserves was $238 and $238 as of  September 30, 2025 and  December 31, 2024, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of September 30, 2025 and December 31, 2024, inventories consisted of purchased finished goods, semi-finished goods and raw materials. At  September 30, 2025, inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, GALZIN®, ALKINDI SPRINKLE® and PKU GOLIKE® inventory. As of December 31, 2024, inventories included $5,000 in prepaid raw materials acquired in the INCRELEX® business acquisition as the Company did not take title and possession to the raw materials until June 19, 2025. At September 30 and  December 31, 2024 inventories are shown net of a reserve for Nitisinone, Betaine Anhydrous, ALKINDI SPRINKLE® and PKU GOLIKE® inventory. There was an inventory reserve of $942 and $605 at September 30, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives. Computer hardware and software is depreciated over three years. Equipment, furniture and fixtures is depreciated over five years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Construction in progress is capitalized but not depreciated until it is placed into service. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Depreciation expense for the nine-month periods ended September 30, 2025 and 2024 was $24 and $12, respectively.

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles - Goodwill and Other. If an acquired asset or asset group does not meet the definition of a business, as defined in ASC 805, the transaction is accounted for as an asset acquisition based on the principles described in ASC 805-50. Asset acquisitions are accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed and the useful life is based on the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company

In November 2021, the Company purchased the rights for its Carglumic Acid product for $3,250 and that cost is being amortized over ten years. In September 2022, the Company purchased the rights for its Betaine Anhydrous product for $2,125 and that cost is being amortized over five years. In October 2023, the Company purchased the rights for its Nitisinone product for $650 and that cost is being amortized over five years. In March 2024, the Company purchased the rights for its PKU GOLIKE® product for $1,868 and that cost is being amortized over ten years. In December 2024, the Company purchased the rights for its INCRELEX® product for $21,250 and that cost is being amortized over ten years. In December 2024, the Company purchased the rights for its GALZIN® product for $8,119 and that cost is being amortized over ten years.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

The intangible assets, net on the Company’s Condensed Balance Sheet, reflected $5,384 and $2,381 of accumulated amortization as of  September 30, 2025 and  December 31, 2024, respectively. The Company recorded $3,003 and $753, of amortization expense for the nine months ended September 30, 2025 and 2024, respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2025 to 2029 and thereafter.

Amortization
Year	Expense
Remainder of 2025	$1,001
2026	4,004
2027	3,880
2028	3,546
2029	3,449
Thereafter	15,998
Total estimated amortization expense	$31,878

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Condensed Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the nine-month periods ended September 30, 2025 or 2024.

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

Operating leases are reflected on the Condensed Balance Sheet as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of September 30, 2025 and December 31, 2024.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at September 30, 2025 or December 31, 2024.

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

Principal Versus Agent – Under the terms of the transitional services agreement (“TSA”) between the Company and Ipsen S.A, the Company evaluates whether its performance obligation is a promise to transfer product to a customer as the principal, or to arrange for product to be provided by another party using a control model as an agent. This evaluation determined that the Company is not in control of establishing the transaction price, managing all aspects of the shipment process and taking the risk of loss for delivery, collection and returns. Based on the Company's evaluation of the control model, it determined that the Company's responsibilities under the TSA was as an agent and not the principal, and correspondingly, such revenue related to products sold by Ipsen S.A are reported on a net versus a gross basis.

Significant Financing Component – In determining the transaction price, the Company will adjust consideration for the effects of the time value of money if the expected period between payment by the licensees and the transfer of the promised goods or services to the licensees will be more than one year.

The Company sells its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company may sell products in the U.S. to wholesale pharmaceutical distributors, who then sell the product to hospitals and other end-user customers. Sales to wholesalers are made pursuant to purchase orders subject to the terms of a master agreement, and delivery of individual shipments represent performance obligations under each purchase order. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities. The Company has no significant obligations to wholesalers to generate pull-through sales.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

For its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt payment discounts and state Medicaid rebates are included in sales reserves, accrued liabilities and net accounts receivable.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for the three and nine months ended September 30, 2025 and for the nine months ended September 30, 2024 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 8).

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 3 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Balance Sheet. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Condensed Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company has established a 100% valuation reserve against its deferred tax assets. See Note 9 for further information.

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

The Company estimates the fair value of stock-based option awards using the Black-Scholes option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on the Company's historical volatility subsequent to our initial public offering (“IPO”), which we believe represents the most accurate basis for estimating expected future volatility under the current conditions. The Company accounts for forfeitures as they occur.

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

In September 2024, the Company and SWK entered into a subsequent amendment to the SWK Credit Agreement. Under the terms of the amendment, the Company expanded its existing credit facility to $30,000, extended the facility’s maturity to three years from closing with a loan maturity date of December 17, 2027 and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%. In connection with the amendment to the SWK Credit Agreement, the Company issued a warrant to SWK for the purchase of up to 289,736 shares of common stock at a price of $5.32 per share. The relative fair value of these 289,736 warrants was $1,170 and was estimated using the BSM with the following assumptions: fair value of the Company’s common stock at issuance of $6.00 per share with an exercise price of $5.32; seven-year contractual term; 63.8% volatility; 0% dividend rate; and a risk-free interest rate of 3.67%.

Interest payments are payable quarterly, with quarterly principal payments of $3,000 beginning in May 2026 with a final principal payment of $9,000 due at maturity in December 2027. The amended SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable will be accreted to interest expense in the Company's Condensed Statement of Operations using the effective interest expense method. The amended SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon the occurrence of certain triggering events, which the Company has deemed to be remote. Borrowing under the amended SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all financial covenants.

The Company recorded interest expense of $1,212 and $211 for the three months ended September 30, 2025 and 2024, respectively, which included $189 and $29, respectively of debt discount amortization and non-cash interest expense. During the nine months ended September 30, 2025 and 2024, debt discount amortization and accrued exit fees was $555 and $70, respectively, associated with the SWK Credit Agreement and $350 was associated with interest expense accretion during the nine months ended September 30, 2025 on the $5,000 deferred consideration due to Ipsen S.A (See Note 12 for further discussion). As of September 30, 2025 and December 2024, the Company had accrued interest of $454 and $182, respectively, which is included in accrued liabilities in the accompanying Condensed Balance Sheet.

The table below reflects the future payments for the SWK loan principal and interest as of September 30, 2025.

Amount
2025	$—
2026	9,000
2027	21,000
Total payments	30,000
Less: unamortized discount	(389)
Plus: accrued exit fees at September 30, 2025	756
Debt, net of unamortized discount and accrued exit fees	$30,367

Note 5 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the nine months ended September 30, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan as amended in December 2020. In  September 30, 2024 the Company issued 2,500 shares of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 6 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at September 30, 2025 are summarized in the table below.

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

Note 7 — Share-Based Payment Awards

In November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The 2018 Plan was amended by the board of directors in December 2020. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 1,076,595 shares available for future issuance under the 2018 Plan as of September 30, 2025.

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

For the nine months ended September 30, 2025 and 2024, the Company’s total stock-based compensation expense was $4,388 and $2,383, respectively. Of these amounts, $4,268 and $2,138 were recorded in general and administrative (“G&A”) expenses during the nine months ended September 30, 2025 and 2024, respectively, and $120 and $245 were recorded in research and development expenses for the nine months ended September 30, 2025 and 2024, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2024	5,918,616	$4.65
Issued	471,059	$13.12
Exercised	(108,451)	$3.63
Forfeited/Cancelled	(316,220)	$4.99
Outstanding as of September 30, 2025	5,965,004	$5.34	6.6	$97,765
Options exercisable as of September 30, 2025	4,376,667	$4.83	5.9	$73,978
Options vested and expected to vest at September 30, 2025	5,965,004	$5.34	6.6	$97,765

The following table summarizes stock option activity during the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2023	4,839,226	$4.57
Issued	1,511,118	$4.41
Exercised	(2,500)	$2.97
Forfeited/Cancelled	(264,717)	$4.61
Outstanding as of September 30, 2024	6,083,127	$4.53	7.2	$11,194
Options exercisable as of September 30, 2024	4,060,340	$4.70	6.4	$7,448
Options vested and expected to vest at September 30, 2024	6,083,127	$4.53	7.2	$11,194

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 7 — Share-Based Payment Awards (continued)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at September 30, 2025 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock based compensation related to stock options was $3,747 and $1,991 for the nine-month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was a total of $5,792 of unrecognized compensation costs related to non-vested stock option awards, which will be recognized over a weighted average period of approximately 2.6 years.

During the nine months ended September 30, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises at a weighted average exercise price of $3.63 per share with an intrinsic value of $1,167. During the nine months ended September 30, 2024, the Company issued 2,500 shares of its stock resulting from stock option exercises at a weighted average exercise price of $2.97 per share with an intrinsic value of $2.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2025:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2024	226,068	$3.82
Granted	197,326	$13.27
Vested	(84,204)	$4.75
Forfeited	(44,373)	$6.92
Outstanding and unvested as of September 30, 2025	294,817	$12.95

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2024:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2023	274,204	$2.63
Granted	—	$—
Vested	(90,402)	$2.63
Forfeited	(23,000)	$2.63
Outstanding and unvested as of September 30, 2024	160,802	$2.63

Stock-based compensation related to RSUs was $611 and $171 for the nine-month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $2,239 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 2.7 years.

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding shares of common stock at December 31 of the preceding year or 150,000 shares of the Company's common stock, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2025, there were 842,581 shares available for issuance under the ESPP.

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

The Company recorded an expense of $30 and $145 related to the ESPP during the nine-month periods ended September 30, 2025 and 2024, respectively. During the nine-month periods ended September 30, 2025, there were no shares issued under the ESPP due to the Company being unable to issue shares associated with ESPP purchases as a result of the previously disclosed requirement to file audited financial statements of INCRELEX® for the years ended December 31, 2023 and 2022 and for the nine months ended September 30, 2024 and 2023, as well as unaudited proforma financial information for the years ended December 31, 2024 and 2023, related to the purchase of INCRELEX® from Ipsen S. A. As of September 30, 2025 and December 31, 2024, the accompanying Condensed Balance Sheet include $145 and $42, respectively, in accrued liabilities for employee ESPP contributions.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Basic and Diluted Net Loss per Common Share

For the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and includes common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, and warrants. For the three months ended September 30, 2025 and 2024, 7,087,170 and 4,896,038, respectively, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the nine months ended September 30, 2025 and 2024, 7,633,966 and 6,319,907, respectively, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. During the three and nine months ended September 30, 2025 and 2024, included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Net income (loss)	$(1,927)	$627	$(6,084)	$(3,225)
Weighted average common shares outstanding, basic	26,893,000	25,900,000	26,891,000	25,814,000
Net income (loss) per share, basic	$(0.07)	$0.02	$(0.23)	$(0.12)
Weighted average common shares outstanding, diluted	26,893,000	26,550,000	26,891,000	25,814,000
Net income (loss) per share, diluted	$(0.07)	$0.02	$(0.23)	$(0.12)

Note 9 — Income Taxes

The following table summarizes the Company's income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Income (loss) before income taxes	$(1,955)	$501	$(5,972)	$(3,297)
Income tax expense (benefit)	(28)	(126)	112	(72)
Effective tax rate	1.4%	(25.1%)	(1.9%)	2.2%.

The Company’s quarterly income tax provision is calculated under the discrete method, which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective income tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate as the annual effective income tax rate cannot be reliably estimated given the Company's full valuation allowance recorded on its net deferred tax assets and annual utilization limitations that prevent the Company from fully offsetting its expected current income tax liabilities with its available net operating losses and income tax credits.

The Company's quarterly income tax provision calculated under the discrete method for the period ended September 30, 2025 captures the income tax effects of the One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025. The Company's current income tax expense for the period ended September 30, 2025 includes the benefit of the OBBBA restoring the ability to immediately deduct domestic research & experimental expenditures under Internal Revenue Code Section 174. The Company did not record any deferred income tax expense or benefit related to the OBBBA tax law changes during the period ended September 30, 2025 as the Company continues to record a full valuation allowance against its net deferred tax assets.

The effective tax rate for the three months and nine months ended September 30, 2025 varies from the three months and nine months ended September 30, 2024 primarily as a result of the Company's valuation allowance recorded against its net deferred tax assets and annual tax attribute limitations that result in current income tax expense. Income taxes paid during the nine months ended September 30, 2025 and 2024 were $117 and $181, respectively.

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

The Company’s operating lease cost for the nine months ended September 2025 and 2024 as presented as G&A in the Condensed Statements of Operations was $36 and $61, respectively. For the nine months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $68 and $35, respectively. The ROU asset non-cash lease expense for the nine months ended September 30, 2025 and 2024 was $35 and $53, respectively, and is reflected within non-cash lease expense on the Company’s Condensed Statements of Cash Flows.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2025 and December 31, 2024 (in thousands).

		September 30,	December 31,
Assets	Classification	2025	2024
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$319	$175
Total leased assets		$319	$175
Liabilities
Operating lease liabilities, current	Accrued liabilities	$30	$76
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	480	107
Total operating lease liabilities		$510	$183

The Company’s future lease commitments as of September 30, 2025, are as indicated below:

	Total	2025 (Remainder)	2026	2027	2028	2029	2030 and thereafter
Undiscounted lease payments	$725	$22	$127	$135	$139	$143	$159
Less: Imputed interest	(215)
Total lease liabilities	$510

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

In December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company paid $22,500 and paid an additional $7,500 for product inventory. The Company determined that the asset purchase agreement met the definition of a business under ASC 805; therefore, the Company accounted for the asset purchase agreement as a business combination and applied the acquisition method of accounting. In addition, the Company will also make payments to seller of $2,500 on each of the first and second anniversaries of closing. As of September 30, 2025, the present value of the deferred consideration was $4,643, with $357 to be accreted to interest expense over the remainder of the deferred consideration term using the effective interest rate method. As of September 30, 2025, $2,500 was classified as accrued liabilities and $2,143 was classified as other long-term liabilities in the accompanying Condensed Balance Sheet.

In March 2025, the Company out-licensed the commercial rights to INCRELEX® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve paid the Company in July 2025 €4,000 to license the rights to INCRELEX® for up to ten years, and Esteve also received an option to acquire the international rights in the future for a purchase price of up to €6,000. In accordance with the accounting pronouncement guidance in ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized in  March 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to deferred revenues, $457 and $1,762 are reflected in accrued liabilities and other long-term liabilities, respectively in the Company's Condensed Balance Sheet as of September 30, 2025. Deferred revenues will be amortized to licensing revenues over the course of the agreements based on quarterly INCRELEX® product sales, and at the end of the license agreement, a deferred revenue residual will be recognized at the end of the initial term of the license agreement. In addition, the Company also entered into a supply agreement with Esteve, and beginning in the third quarter of 2025, the Company began supplying product to Esteve at a fixed transfer price. During the three months ended September 30, 2025, the Company recognized $322 in deferred revenues associated with the supply agreement.

In June 2025, in connection with the asset purchase agreement with Ipsen S.A, the Company purchased $11,540 in inventory. Under the terms of the inventory purchase agreement, the Company will be required to make eight equal quarterly installment payments to Ipsen S.A, beginning in the third quarter of 2025. Accordingly, the Company has classified $6,949 in accounts payable and $5,188 as a long-term inventory payable in in the accompanying Condensed Balance Sheet. During the nine months ended September 30, 2025, the Company recognized $3,673 in inventory step-up expense associated with the inventory purchase from Ipsen S.A.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2025 or  December 31, 2024.

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

Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have eight commercial rare disease products: INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone. We have five additional product candidates in late-stage development: ET-600, Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Results of Operations (dollars in thousands)

During the three months ended September 30, 2025, we had $22,459 in total revenues that generated a gross profit of $7,855 compared to total revenues of $10,324 during the three-month period ended September 30, 2024 that generated a gross profit of $6,302 for the period. The increase in product sales and royalties, net was the result of increased sales of ALKINDI SPRINKLE® and the addition of revenues from INCRELEX® and GALZIN® products in the current period.

During the nine months ended September 30, 2025, we had $58,669 in total revenues that generated a gross profit of $29,640 compared to total revenues of $27,364 during the nine-month period ended September 30, 2024 that generated a gross profit of $16,935 for the period. During the nine months ended September 30, 2025, we had product sales and royalties, net of $55,383, compared to product sales and royalties, net of $26,864 during the nine months ended September 30, 2024, an increase of $28,519. The increase in product sales and royalties, net was the result of increased sales of our INCRELEX® and incremental revenues from ALKINDI SPRINKLE® and GALZIN® products in the current period.

Licensing revenue during the nine months ended September 30, 2025 was $3,286 compared to $500 in licensing revenue during the nine months ended September 30, 2024. The increase in licensing revenue during the nine months ended September 30, 2025 was due to $1,786 from our out-licensing of INCRELEX® rights outside of the U.S. and $1,500 from the recognition of a development milestone event associated with our divestiture of DS-200.

 Research and Development Expenses

During the three months ended September 30, 2025, we incurred $1,112 of research and development (“R&D”) expenses as compared to $505 for the same period in 2024. During the nine months ended September 30, 2025, we incurred $5,985 of R&D expenses as compared to $4,126 for the same period in 2024. The increase was primarily due to a $2,155 NDA filing fee for ET-600 and increased expenses associated with our ET-700 and ET-800 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, distribution expenses, business insurance, travel expenses, and general office expenses. During the three-month periods ended September 30, 2025 and 2024, we incurred $8,106 and $5,288, respectively, of G&A expenses. During the nine-month periods ended September 30, 2025 and 2024, we incurred $26,963 and $16,035, respectively, of G&A expenses. The increase in G&A expenses during the nine months ended September 30, 2025 was primarily attributable to an increase in product advertising and promotional expenses, higher stock-based compensation expense and an increase in compensation and benefit expenses due to an increase in general and administrative headcount during the current year.

Liquidity and Capital Resources

As of September 30, 2025, we had total assets of $104.5 million, cash and cash equivalents of $37.1 million and working capital of $27.8 million. We believe that our cash and cash equivalents on hand, along with continued product revenues, will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses, and our working capital requirements could be inaccurate, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the nine-month periods ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Net cash from (used in) operating activities	$22,075	$1,734
Cash from (used in) investing activities	(284)	(1,882)
Cash from (used in) financing activities	394	(979)
Change in cash and cash equivalents	$22,185	$(1,127)

During the nine months ended September 30, 2025, net cash from operating activities was $22,075 compared to net cash from operating activities of $1,734 during the nine months ended September 30, 2024. The increase in cash from operating activities during the nine months ended September 30, 2025 was primarily due to higher cash collections from product sales, an increase in accrued Medicaid rebates, a filing fee refund from the FDA related to ET-400 and the collection of a licensing milestone payment. During the nine months ended September 30, 2025, net cash used in investing activities was $284 compared to net cash used in investing activities of $1,882 during the nine months ended September 30, 2024. The decrease in net cash used in investing activities was primarily attributable to a $1,868 payment associated with the acquisition of the PKU GOLIKE® product license in March 2024. During the nine months ended September 30, 2025, net cash provided by financing activities was $394 compared to net cash used in financing activities of $979 during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, proceeds from stock option exercises was $394 compared to $176 during the nine months ended September 30, 2024. Additionally, during the nine months ended September 20, 2024, there was $770 in debt repayments compared with zero during the nine months ended September 30, 2025.

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

Reconciliations of reported GAAP net loss to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
GAAP net income (loss)	$(1,927)	$627	$(6,084)	$(3,225)
Depreciation (1)	8	12	24	38
Intangible amortization expense (2)	1,001	267	3,003	753
Interest expense (including debt discount amortization and non-cash interest expenses)	1,212	211	3,573	672
Income tax expense (benefit)	(28)	(126)	112	(72)
EBITDA	$266	$991	$628	$(1,834)
Other non-GAAP adjustments:
Inventory step-up expense (3)	1,324	—	3,673	—
Stock-based compensation (4)	1,092	722	4,388	2,383
Severance expense (5)	—	—	335	—
Acquisition/divestiture-related costs (6)	190	275	574	275
Total of Other non-GAAP adjustments	2,606	997	8,970	2,658
Adjusted EBITDA	$2,872	$1,988	$9,598	$824

GAAP income (loss) before income tax	$(1,955)	$501	$(5,972)	$(3,297)
Non-GAAP adjustments:
Depreciation (1)	8	12	24	38
Intangible amortization expense (2)	1,001	267	3,003	753
Inventory step-up expense (3)	1,324	—	3,673	—
Stock-based compensation (4)	1,092	722	4,388	2,383
Severance expense (5)	—	—	335	—
Acquisition/divestiture-related costs (6)	190	275	574	275
Total pre-tax non-GAAP adjustments	3,615	1,276	11,997	3,449
Income tax effect of pre-tax non-GAAP adjustments (7)	177	(118)	607	(45)
Total non-GAAP adjustments	3,438	1,394	11,390	3,494
Non-GAAP Net Income	$1,483	$1,895	$5,418	$197

Weighted average number of common shares outstanding, basic	26,893	25,900	26,891	25,814
Weighted average number of common shares outstanding, diluted	31,137	26,550	31,014	26,412

GAAP (loss) income per share - Basic	$(0.07)	$0.02	$(0.23)	$(0.12)
Non-GAAP adjustments	0.13	0.05	0.42	0.14
Non-GAAP earnings per share - Basic	$0.06	$0.07	$0.19	$0.02

GAAP (loss) income per share - Basic	$(0.07)	$0.02	$(0.23)	$(0.12)
Non-GAAP adjustments	0.11	0.05	0.37	0.13
Non-GAAP earnings per share - Diluted	$0.04	$0.07	$0.14	$0.01

(1)	Represents depreciation expense related to our property and equipment.
(2)	Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone.
(3)

During the three and nine months ended September 30, 2025, we recognized in cost of sales $1,324 and $3,673, respectively, for inventory step-up expense primarily attributable to INCRELEX® inventory revalued in connection with this product acquisition.

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

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the nine months ended September 30, 2025 and 2024, all revenues recognized in the Condensed Statements of Operations were point in time sales to our customers.

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

Principal Versus Agent – Under the terms of the transitional services agreement (“TSA”) between us and Ipsen S.A, we evaluate whether our performance obligation is a promise to transfer product to a customer as the principal, or to arrange for product to be provided by another party using a control model as the agent. This evaluation determined that we are not in control of establishing the transaction price, managing all aspects of the shipment process and taking the risk of loss for delivery, collection and returns. Based on the our evaluation of the control model, we determined that our responsibilities under the TSA was as an agent and not the principal, and correspondingly, such revenue related to products sold by Ipsen S.A are reported on a net versus a gross basis.

Significant Financing Component – In determining the transaction price, we will adjust consideration for the effects of the time value of money if the expected period between payment by the licensees and the transfer of the promised goods or services to the licensees will be more than one year.

For its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVI TM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone  products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. INCRELEX®, ALKINDI SPRINKLE®, KHINDIVI TM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt payment discounts and state Medicaid are included in sales reserves, accrued liabilities and net accounts receivable.

The Company stores its INCRELEX®, ALKINDI SPRINKLE®, KHINDIVI TM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of September 30, 2025, our cash equivalents only included cash deposits and a high-grade money market fund at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions required disclosure.

Management recognizes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

In connection with our existing disclosure controls and procedures, in March 2025, we determined that a Current Report on Form 8-K/A was required to be filed in connection with the acquisition of INCRELEX® during the first quarter of 2025. Such Form 8-K/A has not been filed prior to the filing of this Quarterly Report on Form 10-Q. The Company has deemed the delinquent filing to be an isolated incident.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 156-15(e), taking into account the circumstances relating to the delinquent Form 8-K/A, and our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. Notwithstanding the fact that the delinquent Form 8-K/A was detected in connection with our existing disclosure controls and procedures, we have nonetheless instituted additional procedures designed to ensure timely filing in the future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

November 6, 2025	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)