Form 10-K
period 2025-12-31
Eton Pharmaceuticals, Inc.
filed 2026-03-19
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of all common stock (based upon the closing price on the Nasdaq Global Market) of the registrant held by non-affiliates as of June 30, 2025 was approximately $360.6 million.

As of March 17, 2026, the registrant had 27,284,491 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

KHINDIVITM – This product was approved by the FDA in May 2025 as a replacement therapy in pediatric patients five years of age and older for adrenocortical insufficiency. KHINDIVI is the only FDA-approved oral solution formulation of hydrocortisone. It comes in a 1mg/ml strength designed to eliminate the need to split or crush tablets, and to offer simple and accurate dosing specifically tailored to each patient’s needs. It does not require refrigeration, mixing, or shaking – it is a ready-to-use oral liquid solution. KHINDIVI is designed to offer administration simplicity and dosing accuracy, and to provide a therapy option for patients who have difficulty swallowing tablets or with special administration needs, such as patients with a gastric tube.

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

ET-600 – In July 2025, ET-600’s NDA was accepted for review by the FDA and assigned a PDUFA target action date of February 25, 2026. The Company has scheduled the production of launch inventory for the first quarter of 2026 in preparation for a commercial launch shortly after the anticipated approval. The Company recently held an ET-600 advisory meeting with leading healthcare practitioners within the pediatric endocrinology community.

Amglidia® - In November 2024, we entered into a licensing agreement with AMMTeK., pursuant to which we have agreed to acquire the U.S. rights to Amglidia® (glyburide oral suspension), which we also have a license to the issued patent on Amglidia®. Amglidia® is being developed for the treatment of neonatal diabetes mellitus, a rare condition estimated to impact approximately 300 patients in the U.S. The product was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the FDA. AMMTeK has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support Eton’s NDA submission.

ET-700– We are scheduled to begin its proof-of-concept positron emission tomography ("PET") study during 2026. The study is expected to validate the efficacy of the Company’s propriety, patent-pending extended-release formulation, and if positive, would support the initiation of a dose ranging and pivotal clinical trial in late 2026 or early 2027. We have also submitted a patent for ET-700, which is currently pending.

ET-800– We are developing this ready-to-use, injectable liquid hydrocortisone in a vial for the hospital market.

ZENEO® Hydrocortisone Autoinjector – Our ZENEO® hydrocortisone autoinjector product candidate is a proprietary needle-free autoinjector under development for the treatment of adrenal crisis.

Eton Pharmaceuticals

Products Summary

Product	Eton Category	Indication	FDA Status
INCRELEX®	Endocrinology	Severe Primary IGF-1 Deficiency	Commercial
ALKINDI SPRINKLE®	Endocrinology	Adrenal Insufficiency	Commercial
KHINDIVITM	Endocrinology	Adrenal Insufficiency	Commercial
GALZIN®	Metabolic	Wilson Disease	Commercial
PKU GOLIKE®	Metabolic	Phenylketonuria	Commercial
Carglumic Acid Tablets	Metabolic	NAGS deficiency	Commercial
Betaine Anhydrous	Metabolic	Homocystinuria	Commercial
Nitisinone	Metabolic	Tyrosinemia Type 1	Commercial
ET-600	Endocrinology	Diabetes Insipidus	PDUFA goal date of February 25, 2026
Amglidia®	Endocrinology	Neonatal diabetes mellitus	Under Development
ET-700	Metabolic	Wilson Disease	Under Development
ET-800	Endocrinology	Adrenal Insufficiency	Under Development
ZENEO® Hydrocortisone	Endocrinology	Adrenal Crisis	Under Development

Goals and Strengths

Our goal is to become a leading pharmaceutical company focused on developing and commercializing treatments for rare diseases. We believe we are unique in the pharmaceutical industry in our ability to identify, acquire, and advance products through the development and regulatory process. Our biggest competitive strengths are:

●

Business development experience – our ability to identify and execute transactions on under-appreciated development assets. Our team has completed over 150 business development transactions throughout their careers and their industry connections and track record provide the Company with proprietary deal flow. We typically avoid participating in broker led transactions or auction processes.

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

Sales and Marketing

We currently commercialize eight products under our own label with our internal infrastructure and sales force. We market and sell INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone in the United States consistent with applicable laws. These products are distributed to patients via specialty pharmacies, which support customer service and reimbursement activities.

Research and Development

We currently have twelve employees that support our product research and development (“R&D”) priorities and strategy. In addition, we utilize external sources for various product development activities, including the resources of our product development partners for certain product candidates and through the use of contract laboratory services on a fee for service model. Our R&D priorities include:

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

Manufacturing and Suppliers

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture our products. The majority of our finished product manufacturing partners are based in the United States or Europe. We seek to work with CMOs that have a long history of quality and FDA compliance. All products are manufactured in compliance with current Good Manufacturing Processes (“GMP”), and our internal quality system requires us to enter quality agreements with and audit all of our manufacturers prior to commercializing the product. Our choice to rely on external manufacturers significantly reduces the amount of capital required to be invested in our business and allows us the flexibility to pursue a broad range of opportunities beyond the specific capabilities of a single facility.

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

ALKINDI SPRINKLE® is protected by three issued patents that extend to 2034. KHINDIVITM is protected by two issued patents that extend to 2043, and there are additional patent applications related to this product under review with the U.S. Patent and Trademark Office (“USPTO”). ET-600 is protected by an issued patent that extends to 2044 and there are additional patent applications related to this product under review with the USPTO. We intend to seek patent protection on our internally developed products as circumstances warrant.

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

The testing and approval process require substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. Preclinical development of a drug candidate can take several years to complete, with no guarantee that an IND application based on those studies will become effective to even permit clinical testing to begin. Even though several of our pharmaceutical product candidates utilize active drug ingredients that are commercially marketed in the United States in other dosage forms, we need to establish safety and effectiveness of those active ingredients in the formulation and dosage forms that we are developing.

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

Section 505(b)(2) New Drug Applications

We submit applications for certain product candidates via the 505(b)(2) regulatory pathway. As an alternate path for FDA approval of new indications or new formulations of previously approved products, a company may submit a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation, or indication.

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

Employees

At December 31, 2025, we had 44 full-time employees, twelve of whom are engaged in research and development activities, twenty-four are engaged in sales and marketing operations and eight of whom are engaged in general corporate and strategy roles. We periodically utilize outside consultants on an as-needed basis, including medical consultants.

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

Risk Factors Summary

You should carefully consider the risks set forth in the section of this Annual Report of Form 10-K entitled “Risk Factors” beginning on page 10 of this Annual Report, including, but not limited to, the following:

●	The Inflation Reduction Act and related Medicare reforms may adversely affect the prices we realize and the demand for our products.
●

Our participation in U.S. government price reporting and discount programs (including the Medicaid Drug Rebate Program, 340B, VA/FSS and TRICARE) could adversely affect the net prices we realize and expose us to significant liabilities.

●	Third-party coverage and reimbursement and health care cost containment initiatives, including PBM practices, formulary controls and utilization management may constrain our future revenues.
●

We may operate or support patient services and assistance programs, and government scrutiny of these activities could require us to curtail such programs, reducing patient access and adversely affecting demand for our products.

●

If we obtain or seek marketing authorizations and commercialization outside the United States, we may be subject to pricing controls and health technology assessment processes that could delay commercialization and reduce net prices.

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

●	Significant additional labeling or warning requirements or limitations on the availability of our products may inhibit sales of affected products.
●	We are subject to Drug Supply Chain Security Act requirements, and failure to comply could disrupt our distribution and result in enforcement action.
●

Changes in U.S. trade policy, threats of international tariffs, and changes to the U.S. political landscape may adversely affect our business, results of operations, financial condition, and prospects.

●	If we market any of our products or product candidates in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.
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

Risks Relating to Pricing, Reimbursement and Market Access

The Inflation Reduction Act and related Medicare reforms may adversely affect the prices we realize and the demand for our products.

The Inflation Reduction Act of 2022 (the “IRA”), and related federal and state healthcare reforms, have introduced new and evolving mechanisms that may affect the prices we realize for our products and the demand for our products over time. These mechanisms include, among others, inflation-based rebates under Medicare Parts B and D that can require payments when certain reported prices increase faster than inflation; changes to the Medicare Part D benefit beginning in 2025 that redistribute financial liability among manufacturers, plans and the government while capping patient out-of-pocket costs; and a program under which certain drugs may become subject to price negotiation on a defined timetable. The applicability and impact of these mechanisms will evolve over time based on our portfolio mix and the characteristics of individual products. For example, whether and when a product becomes subject to the Medicare drug price negotiation program depends, among other factors, on the time elapsed since FDA approval and other selection criteria, and inflation‑based rebates in Medicare Parts B and D apply when prices increase faster than inflation. Changes in our portfolio, utilization and payer mix could therefore alter our exposure to negotiation, inflation‑based rebates, and the redesigned Medicare Part D benefit, including our financial responsibility under the new benefit structure. Implementation will occur through ongoing regulatory actions, the outcomes of which remain uncertain. Even where our current products are not immediately selected for negotiation or have limited Medicare utilization, these changes may alter channel economics, increase our obligations, reduce the net prices we realize, and adversely affect patient access and demand. Certain statutory exemptions may apply to particular products based on their indications, approval history or other factors; however, exemptions are narrow and can change with future legislation, guidance or changes in our product portfolio. The IRA, its implementing regulations and related guidance continue to evolve, and the scope and timing of their impact on our business remains uncertain.

Our participation in U.S. government price reporting and discount programs imposes complex and evolving obligations that could adversely affect the net prices we realize and expose us to significant liabilities.

Our participation in U.S. government price reporting and discount programs materially affects the net prices we realize and requires us to comply with complex and evolving legal and reporting obligations. For example, under the Medicaid Drug Rebate Program, we must calculate and report Average Manufacturer Price (“AMP”) and, where applicable, Best Price, and pay rebates to states. Recalculations or restatements—whether due to errors, new interpretations, government audits or other factors—can be retroactive and may require us to pay additional rebates. These obligations can also affect pricing and refund requirements under the 340B Drug Pricing Program, including through recalculation of ceiling prices and controls intended to prevent duplicate discounts. In addition, our products may be subject to pricing and discount requirements under the U.S. Department of Veterans Affairs and Federal Supply Schedule programs, including obligations tied to Non-Federal Average Manufacturer Price (“Non-FAMP”), Federal Ceiling Price (“FCP”) and related certifications, as well as TRICARE rebate requirements. Government authorities continue to increase scrutiny of these programs, and noncompliance (including inaccurate reporting, failure to timely report changes, or failure to implement required controls) may result in significant refunds, civil monetary penalties, contractual damages, suspension or termination from participation in government programs, reputational harm, and potential liability under the False Claims Act.

Third-party coverage and reimbursement and healthcare cost containment initiatives, including formulary controls and utilization management, may constrain our future revenues.

Our ability to successfully commercialize our products and product candidates depends in significant part on the extent to which governmental authorities, commercial insurers and other third-party payors provide coverage for, and establish adequate reimbursement levels for, our products. Even if a product is approved, payors may limit or exclude coverage, place the product at a disadvantageous formulary tier, require prior authorization, impose step-therapy or other utilization management restrictions, or require patients to pay higher out-of-pocket costs. Pharmacy benefit managers (“PBMs”) and payors may also increase their leverage through formulary exclusions, restrictive network arrangements, and demands for greater rebates, discounts or other price concessions, which can increase our gross-to-net reductions and reduce realized prices. In addition, treatment guidelines, clinical pathways, and health technology assessment frameworks may influence prescribing behavior and coverage determinations. If coverage and reimbursement are inadequate, delayed or more restrictive than we anticipate, or if our gross-to-net reductions increase, our sales, profitability and results of operations could be adversely affected.

We may operate or support patient services and assistance programs, and government scrutiny of these activities could require us to curtail such programs, reducing patient access and adversely affecting demand for our products.

We may operate or support patient services, including product access hubs, patient assistance programs, or programs that help patients address out-of-pocket costs. Government authorities have increased scrutiny of these activities, including our interactions with third-party service providers and independent charitable foundations, and the application of fraud and abuse laws to certain patient support arrangements. Evolving guidance, audits, investigations or enforcement actions could require us to modify, curtail or discontinue some of these programs or arrangements. If patient services or assistance programs are reduced or not available on terms that support patient access, patients may be unable to afford our products, prescription abandonment may increase, and demand and net sales could decline. Investigations or enforcement actions could also result in significant costs, penalties, settlements, or reputational harm.

If we obtain or seek marketing authorizations and commercialization outside the United States, we may be subject to pricing controls and health technology assessment processes that could delay commercialization and reduce net prices.

If we obtain or seek marketing authorizations and commercialization in jurisdictions outside the United States, we may be subject to national price controls, reimbursement reviews, reference pricing, and health technology assessment (“HTA”) processes that can delay launch timing, require additional comparative effectiveness or other evidence, and reduce the net prices we realize. For example, in the European Union, HTA reforms are being implemented on a phased basis and may include Joint Clinical Assessments for certain products, which could increase evidentiary requirements and affect timing and pricing negotiations. Any delay or reduction in reimbursement or pricing in non-U.S. markets could adversely affect our revenues and profitability.

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

Significant disruptions of IT systems or breaches of information security could adversely affect our business. Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on technology developed, supplied, and/or maintained by third parties that may make us vulnerable to “supply chain” style cyber-attacks. System failures, accidents or security breaches could cause interruptions in our operations, and result in a material disruption of our product development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The loss, theft or sabotage of product development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed. Any technology service interruption or breach of our systems could adversely affect our business operations and/or result in the loss of personal data, confidential information or intellectual property. Such incidents require disclosure to government authorities and/or regulators and any incident could result in financial, legal, business and reputational harm to us. We are also subject to evolving cybersecurity disclosure and reporting requirements, included those adopted by the SEC, and any cybersecurity incident could require us to make public disclosures and could result in regulatory scrutiny or litigation, increase our costs, and harm our reputation. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. For additional information regarding our cybersecurity risk management, third‑party oversight, incident response processes, and board and committee oversight, see Item 1C, “Cybersecurity—Risk Management and Strategy.”

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

We are subject to Drug Supply Chain Security Act requirements, and failure to comply could disrupt our distribution and result in enforcement action.

We are subject to requirements under the Drug Supply Chain Security Act (“DSCSA”) and related state and federal laws governing the pharmaceutical distribution supply chain. These requirements include, among other things, product identification and serialization, interoperable product tracing, verification of certain products, and prompt investigation and disposition of suspect or illegitimate product. Compliance with DSCSA requires coordination with our third-party manufacturers, wholesalers, distributors and other trading partners and may require changes to our systems, processes and contractual arrangements, as well as ongoing investment. If we or our trading partners fail to maintain DSCSA-compliant systems and processes, or if we do not identify and respond appropriately to suspect or illegitimate product, our distribution could be disrupted, we could face product holds, recalls or shortages, and we could be subject to enforcement action, fines, penalties or reputational harm, any of which could adversely affect our business and results of operations.

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

If we market our existing approved products or any of our new product candidates in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

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

We may also rely on single-source or limited-source suppliers and contract manufacturers for certain products, and certain raw materials, intermediates or finished products may be sourced from or manufactured in locations outside the United States. Supply-chain disruptions, capacity constraints, quality issues, natural disasters, cyber incidents, labor disruptions, geopolitical developments, export controls, sanctions, trade restrictions or other government actions (including actions that could restrict the ability of U.S. companies to use certain foreign contract manufacturers or suppliers) could limit our ability to obtain materials or manufacture and distribute our products and product candidates. Although we seek to identify and qualify alternative suppliers and manufacturing sites where feasible, qualifying and transferring manufacturing to a new supplier or site can be time-consuming and costly, may require regulatory submissions and approval, and may not be successful on our anticipated timelines or at all.

We have concentration risk within our supply chain, including reliance on single- or sole‑source suppliers and contract manufacturers, and certain raw materials, intermediates, components or finished products may be sourced from, processed in, or otherwise dependent on suppliers located in the People’s Republic of China or other higher‑risk geographies. Legislative or executive actions, export controls, sanctions, or other government measures, including measures that could be adopted in the United States restricting the use of certain foreign contract manufacturers or suppliers, could materially impair our ability to qualify, audit, access or continue to use affected suppliers, increase our costs and timelines, or require us to identify and qualify second‑site manufacturing. Qualifying and transferring to an alternative supplier or site can be time‑consuming and costly, may require regulatory submissions and approvals, entail technology transfer and validation activities, and may not be successful on our anticipated timelines or at all. If we are required to identify and qualify an alternative supplier or manufacturing site, or to implement redundant supply, we could experience delays, increased cost of goods, supply interruptions or shortages, and adverse impacts on our development and commercialization plans.

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

Under the Tax Act, federal Net Operating Losses (“NOLs”) incurred in taxable years ending after December 31, 2017, may be carried forward indefinitely, but can only be applied to 80% of taxable income for the year. As of December 31, 2025, our remaining federal NOLs were generated after the 2017 tax year. Our significant state NOLs as of December 31, 2025, were generated in IL and TN, which begin to expire in 2037 and 2035, respectively. Neither IL nor TN conform to the federal 80% utilization limitation, but IL has suspended annual NOL utilization above $0.5 million of IL taxable income until the 2027 tax year. IL NOLs that would have been utilized if not for this suspension are granted an additional carryforward year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We do not currently expect IRC Sections 382 and 383 to significantly impact our ability to utilize our tax attributes based on ownership changes through December 31, 2025. However, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 17, 2026, we had 27,284,491 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, are eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including volume limitations and manner of sale requirements.

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

As of December 31, 2025, our directors and executive officers beneficially own approximately 18.8% of our common stock. Accordingly, these parties, together, can significantly influence, though not independently determine, the outcome of matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other stockholders. In addition, the significant interest held by these parties may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our shares.

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

Item 2. Properties

We conduct all of our administrative activities for Eton Pharmaceuticals, Inc. at our 8,079 square foot leased office space located at 21925 W. Field Parkway, Suite 235, Deer Park, Illinois 60010. The lease for this facility expires in January 2031.

We consider our current facilities suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ETON.” The closing price of our common stock on the Nasdaq Global Market on December 31, 2025, the last trading date in 2025, was $16.91 per share.

Record Holders

As of March 17, 2026, we had four holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. The closing price per share of our common stock on March 17, 2026 was $18.92.

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

Item 6. Reserved

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

During the twelve months ended December 31, 2025, we had $80.0 million in total revenues that generated a gross profit of $42.7 million, compared to total revenues of $39.0 million during the twelve-months ended December 31, 2024 that generated a gross profit of $23.4 million during the period. During the twelve-months ended December 31, 2025, we had product sales and royalties, net of $76.7 million, compared to product sales and royalties, net of $38.5 million during the twelve-months ended December 31, 2024, an increase of $38.2 million. The increase in product sales and royalties, net was the result of increased sales volume of our INCRELEX®, ALKINDI SPRINKLE® and GALZIN® products in the current year.

Licensing revenue during the twelve-months ended December 31, 2025 was $3.3 million, compared to $0.5 million in licensing revenue during the twelve-months ended December 31, 2024. The increase in licensing revenue during the twelve-months December 31, 2025 was due to $1.8 million from our out-licensing of INCRELEX® rights outside of the U.S. and $1.5 million from the recognition of a development milestone event associated with our divestiture of DS-200. During the twelve-months ended December 31, 2024, we recognized $0.5 million in licensing revenue associated with the sale of our DS-200 product candidate in September 2024.

Cost of Sales

During the twelve-months ended December 31, 2025, total costs of sales was $37.2 million, compared to $15.6 million in total costs of sales during the twelve-months ended December 31, 2024. The increase in total costs of sales during the twelve-months December 31, 2025, was due to increases in INCRELEX® and ALKINDI SPRINKLE® product sales and higher commissions with respect to our out-licensing of INCRELEX® rights outside of the U.S. Gross profit during the twelve-months ended December 31, 2025 was $42.7 million or 53.5% as a percentage of total net revenues, compared to gross profit of $23.4 million or 60.0% as a percentage of total net revenues during the twelve-months ended December 31, 2024. The decrease in gross profit during the twelve-months ended December 31, 2025 was primarily attributable to higher commission with respect to our out-licensing of INCRELEX® rights outside of the U.S.

Research and Development Expenses

We currently have twelve employees that support our overall product development function. The majority of our spend in research and development (“R&D”) expenses is to third parties we contract with to develop, test our products and the development of partner milestone payments. During the twelve-months ended December 31, 2025, we incurred $7.8 million of R&D expenses, compared to $3.3 million during the twelve-months ended December 31, 2024. The increase in R&D expenses was primarily due to a $2.2 million NDA filing fee for ET-600 and increased expenses associated with our ET-700 and ET-800 project development activities.

General and Administrative Expenses

General and administrative expenses (“G&A”) expenses consist primarily of employee compensation expenses, selling and advertising/promotional expenses, legal and professional fees, business insurance and FDA fees associated with approved products. We anticipate that our G&A expenses will increase to support our business growth, particularly with respect to sales and marketing activities and additional personnel. During the twelve-months ended December 31, 2025 and 2024, we incurred $35.8 million and $22.8 million, respectively, of G&A expenses. The increase in G&A expenses during the twelve-months ended December 31, 2025 was primarily attributable to an increase in product advertising and promotional expenses, higher stock-based compensation expense and an increase in compensation and benefit expenses due to an increase in general and administrative headcount during the current year.

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

For the years ended December 31, 2024 and 2023, we incurred $3.3 million and $3.3 million in R&D expenses, respectively, and $22.8 million and $18.9 million of G&A expenses, respectively. The $3.8 million increase in G&A expenses was primarily due to personnel additions to support our growing business as well as marketing spend on new products. We incurred a net loss of $3.8 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2025, we had total assets of $92.1 million, cash and cash equivalents of $25.9 million and working capital of $22.1 million. We believe that our revenues and cash flows from our product portfolio will be sufficient for at least the next twelve months of our operations. However, our projected estimates for our product development spending, administrative expenses and our working capital requirements could change significantly, or we may experience growth more quickly or on a larger scale than we expect, any of which could result in the depletion of capital resources more rapidly than anticipated and could require us to seek additional financing earlier than we would expect to support our operations.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net cash from (used in) operating activities	$10,524	$969	$6,815
Net cash from (used in) investing activities	(333)	(40,014)	(775)
Net cash flows from (used in) financing activities	815	32,593	(957)
Net change in cash and cash equivalents	$11,006	$(6,452)	$5,083

During the twelve-months ended December 31, 2025, 2024 and 2023, net cash from operating activities was $10.5 million, $1.0 million and $6.8 million, respectively. The increase in cash from operating activities during the twelve-months ended December 31, 2025 was primarily due to higher cash collections from product sales, a filing fee refund from the FDA related to ET-400 and the collection of a licensing milestone payment. The decrease in cash from operating activities during December 31, 2024 as compared to December 31, 2023, was primarily associated with an increase in prepaid expenses associated with FDA filing fees in addition to higher inventory purchases in the current year.

During the twelve-months ended December 31, 2025, 2024 and 2023, net cash used in investing activities was $0.3 million, $40.0 million and $0.8 million, respectively.  The decrease in net cash used in investing activities during the twelve-months ended December 31, 2025 was primarily attributable to one-time cash outflows for the business combination of INCRELEX® and the purchase of product licensing rights associated with GALZIN® and PKU GOLIKE®, which were cash outflows during the twelve-months ended December 31, 2024. During the twelve-months ended December 31, 2023, we purchased the product licensing rights for Nitisinone.

During the twelve-months ended December 31, 2025 and 2024, net cash from financing activities was $0.8 million and $32.6 million, respectively, compared to net cash used in financing activities during the twelve months ended December 31, 2023 of $1.0 million. The decrease in cash from financing activities during the twelve-months ended December 31, 2025 was primarily associated with net proceeds received from expanding our credit agreement with SWK Holdings Corporation ("SWK") and proceeds from common stock issued in a private placement offering in 2024. During the twelve-months ended December 31, 2023, net cash used in financing activities primarily represented $1.2 million in debt repayments to SWK, partially offset by proceeds received from stock option exercises and employee stock purchase plan proceeds.

Non-GAAP Financial Measures

EBITDA, which is derived from GAAP income or loss from operations, then excluding interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as net income or before interest expense, income taxes, depreciation and intangible amortization, stock-based compensation expense, restructuring charges, acquisition and divestiture-related costs, and other non-recurring items, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA includes non-recurring acquisition or divestiture-related costs, fees related to refinancing activities, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, non-cash interest expense, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP policy that guides the determination of what costs or gains will be included in non-GAAP adjustments.

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

EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	December 31,	December 31,
	2025	2024
GAAP net loss	$(4,601)	$(3,823)
Depreciation	41	50
Intangible amortization expense	4,003	1,096
Interest expense (including debt discount amortization and non-cash interest expenses)	4,781	2,005
Income tax expense	43	15
EBITDA	$4,267	$(657)
Other non-GAAP adjustments:
Inventory step-up expense (1)	5,094	—
Stock-based compensation (2)	5,512	3,165
Severance expense (3)	335	—
Acquisition/divestiture-related costs (4)	581	415
Total of Other non-GAAP adjustments	11,522	3,580
Adjusted EBITDA	$15,789	$2,923

GAAP loss before income tax	$(4,558)	$(3,808)
Non-GAAP adjustments:
Depreciation (5)	41	50
Intangible amortization expense (6)	4,003	1,096
Inventory step-up expense (1)	5,094	-
Stock-based compensation (2)	5,512	3,165
Severance expense (3)	335	—
Acquisition/divestiture-related costs (4)	581	415
Total pre-tax non-GAAP adjustments	15,566	4,726
Income tax effect of pre-tax non-GAAP adjustments (7)	235	49
Total non-GAAP adjustments	15,331	4,677
Non-GAAP Net Income	$10,773	$869

Weighted average number of common shares outstanding, basic	26,908	25,895
Weighted average number of common shares outstanding, diluted	31,046	27,458

GAAP income (loss) per share - Basic	$(0.17)	$(0.15)
Non-GAAP adjustments	0.57	0.18
Non-GAAP earnings per share - Basic	$0.40	$0.03

GAAP income (loss) per share - Basic	$(0.17)	$(0.15)
Non-GAAP adjustments	0.49	0.17
Non-GAAP earnings per share - Diluted	$0.32	$0.02

(1) During the twelve months ended December 31, 2025, we recognized in cost of sales $5,094 for inventory step-up expense primarily attributable to INCRELEX® inventory revalued in connection with this business combination.

(2) Represents share-based compensation expense associated with our stock option and restricted stock unit stock unit grants to our employees and non-employee directors and our employee share purchase plan.

(3) Represents severance and benefit expenses associated with role redundancy within commercial operations during the first quarter of 2025.

(4) Represents legal expense and other divestiture-related costs associated with the out-licensing of the INCRELEX® commercial rights in territories outside of the U.S.

(5) Represents depreciation expense related to our property and equipment.
(6) Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone.
(7) Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the effective income tax rate for the period. As discussed further in Note 14, we are in a full income tax valuation allowance position and the income tax effect on pre-tax non-GAAP adjustments is commensurate with the performance measure.

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

Revenue Recognition for Contracts with Customers

We account for contracts with our customers in accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once we determine the contract falls within the scope of ASC 606, we assess the goods promised within each contract and determine those that are performance obligations and assesses whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the years ended December 31, 2023, 2024 and 2025, all revenues recognized in the Statements of Operations were point in time sales to our customers.

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

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns.

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

* historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and

* discount rates.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. The fair value of these awards and assumptions inputs are measured using the Black-Scholes option-pricing model (“BSM”).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of December 31, 2025, our cash equivalents included cash deposits at our bank and cash investments in short-term money market funds. We do not believe we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We do not currently have exposure to foreign currency risk.

We are subject to interest rate risk in connection with our variable rate credit agreement. Our principal interest rate exposure relates to our credit agreement, which bears interest rates that are indexed against Secured Overnight Financing Rate (“SOFR”) plus 6.75%. As of December 31, 2025, we had outstanding borrowings under our credit agreement totaling $30.0 million, excluding unamortized debt issuance costs and accrued exit fees.

Item 8. Financial Statements and Supplementary Data

ETON PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eton Pharmaceuticals Inc.

Opinion on the financial statements

We have audited the accompanying balance sheet of Eton Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025, the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Medicaid Rebates and Related Liability

As described further in Note 3 to the financial statements, the Company recognizes revenue from product sales net of estimated sales deductions, including state Medicaid rebates. The state Medicaid rebate and related liability are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices. We identified Medicaid rebates as a critical audit matter.

The principal considerations for our determination that Medicaid rebates and the related liability represent a critical audit matter were (i) the significant judgment applied by management in estimating and accruing Medicaid rebates and (ii) the high degree of auditor judgment and effort required to evaluate the assumptions underlying the estimate. In addition, timing differences may arise between when product sales occur and when the Company receives related state Medicaid rebate invoices, which vary based on individual state Medicaid program requirements.

Our audit procedures related to Medicaid rebates and the related liability included, among others, the following:

●	Obtaining an understanding of the design of relevant controls over the estimation and recording of Medicaid rebates and the related liability.
●	Evaluating state Medicaid rebate invoices received and related payments made during the year and their potential impact on the accrual at December 31, 2025.
●	Testing the completeness and accuracy of Medicaid rebate‑eligible product sales by agreeing underlying sales data to supporting documentation.
●

Recalculating the estimated Medicaid rebate liability using management’s assumptions (rebate rates, patient coverage, timing of invoices and billing variability) and inputs, which we assessed for reasonableness based on historical experience and other data.

●	Agreeing rebates paid under state Medicaid programs during 2025 to supporting documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Chicago, Illinois

March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Eton Pharmaceuticals, Inc.

Deer Park, Illinois

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

/s/ Crowe LLP

We served as the Company's auditor from 2024 to 2025

Oakbrook Terrace, Illinois

March 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eton Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Eton Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company's auditor from 2018 to 2024.

Glendora, California
March 14, 2024

Eton Pharmaceuticals, Inc.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$25,942	$14,936
Accounts receivable, net	11,757	5,361
Inventories, net	15,419	15,232
Prepaid expenses and other current assets	7,463	5,492
Total current assets	60,581	41,021

Property and equipment, net	326	34
Intangible assets, net	30,878	34,881
Operating lease right-of-use assets, net	310	175
Other long-term assets, net	19	12
Total assets	$92,114	$76,123

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,976	$4,167
Current portion of long-term debt, net of discount	8,789	—
Accrued Medicaid rebates	9,317	6,866
Accrued liabilities	9,408	8,914
Total current liabilities	38,490	19,947

Long-term debt, net of discount and including accrued fees	21,769	29,811
Operating lease liabilities, net of current portion	460	107
Other long-term liabilities	5,241	1,830
Total liabilities	65,960	51,695

Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,047,061 and 26,709,084 shares issued and outstanding at December 31, 2025 and 2024, respectively	27	27
Additional paid-in capital	138,621	132,294
Accumulated deficit	(112,494)	(107,893)
Total stockholders’ equity	26,154	24,428

Total liabilities and stockholders’ equity	$92,114	$76,123

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Revenues:
Licensing revenue	$3,286	$500	$5,500
Product sales and royalties, net	76,664	38,511	26,142
Total net revenues	79,950	39,011	31,642

Cost of Sales:
Licensing revenue	825	270	1,000
Product sales and royalties	36,385	15,330	9,581
Total cost of sales	37,210	15,600	10,581

Gross profit	42,740	23,411	21,061

Operating expenses:
Research and development	7,765	3,255	3,322
General and administrative	35,819	22,753	18,931
Total operating expenses	43,584	26,008	22,253

Loss from operations	(844)	(2,597)	(1,192)

Other income (expense):
Interest and other (expense) income, net	(3,714)	(1,211)	503

Loss before income tax expense	(4,558)	(3,808)	(689)

Income tax expense	43	15	247

Net loss	$(4,601)	$(3,823)	$(936)
Net loss per share, basic and diluted	$(0.17)	$(0.15)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	26,908	25,895	25,645

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	25,353,119	$25	$116,187	$(103,134)	$13,078
.
Stock-based compensation	—	—	3,137	—	3,137

Stock option exercises and vesting of restricted stock units	299,028	1	148	—	149

Employee stock purchase plan	86,782	—	229	—	229

Shares withheld related to net share settlement of stock option exercises	(50,867)	—	(180)	—	(180)

Net loss	—	—	—	(936)	(936)

Balances at December 31, 2023	25,688,062	26	119,521	(104,070)	$15,477

Common stock issued in private placement offering	583,334	1	6,999	—	7,000

Stock-based compensation	—	—	3,165	—	3,165

Stock option exercises and vesting of restricted stock units	356,755	—	1,191	—	1,191

Employee stock purchase plan	80,933	—	248	—	248

Relative fair value of warrants issued in connection with debt	—	—	1,170	—	1,170

Net loss	—	—	—	(3,823)	(3,823)

Balances at December 31, 2024	26,709,084	27	132,294	(107,893)	$24,428

Stock-based compensation	—	—	5,512	—	5,512

Employee stock purchase plan	16,894	0	217	—	217

Stock option exercises and vesting of restricted stock units	321,083	0	598	—	598

Net loss	—	—	—	(4,601)	(4,601)

Balances at December 31, 2025	27,047,061	$27	$138,621	$(112,494)	$26,154

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash flows from (used in) operating activities
Net loss	$(4,601)	$(3,823)	$(936)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Stock-based compensation	5,512	3,165	3,137
Depreciation and amortization	4,044	1,146	901
Inventory step-up	5,094	—	—
Excess and obsolete inventory reserve	594	529	15
Debt discount amortization	696	1,109	117
Non-cash lease expense	44	70	67
Changes in operating assets and liabilities, net of impact of business acquisition:
Accounts receivable	(6,396)	(3,118)	(1,559)
Inventories	(5,876)	(1,839)	(369)
Prepaid expenses and other assets	(1,971)	(3,349)	94
Accounts payable	6,808	2,318	53
Accrued Medicaid rebates	2,451	3,239	2,818
Accrued liabilities	1,011	1,484	2,477
Other non-current assets and liabilities	3,114	38	—
Net cash from (used in) operating activities	10,524	969	6,815

Cash from (used in) investing activities
Purchases of property and equipment	(333)	(26)	—
Acquisition of business	—	(30,000)	—
Purchase of product licensing rights	—	(9,988)	(775)
Net cash from (used in) investing activities	(333)	(40,014)	(775)

Cash flows from (used in) financing activities
Net proceeds from the issuance of long-term debt	—	25,309	—
Repayment of long-term debt	—	(1,155)	(1,155)
Common stock issued in private placement offering	—	7,000	—
Proceeds from stock option exercises	598	1,191	149
Payment of tax withholding related to net share settlement of stock option exercises	—	—	(180)
Employee stock purchase plan	217	248	229
Net cash from (used in) financing activities	815	32,593	(957)

Change in cash and cash equivalents	11,006	(6,452)	5,083
Cash and cash equivalents at beginning of year	14,936	21,388	16,305
Cash and cash equivalents at end of year	$25,942	$14,936	$21,388

Supplemental disclosures of cash flow information
Cash paid for interest	$3,325	$665	$842
Cash paid for income taxes	$118	$82	$247

Supplemental disclosures of non-cash investing and financing activities:
Debt issuance costs	$—	$386	$—
Fair value of warrants issued in connection with debt agreement	$—	$1,170	$—
Adjustment of operating lease right-of-use assets and liabilities due to tenant allowance	$—	$—	$29
Right-of-use assets obtained in exchange for lease liabilities	$333	$219	$—

The accompanying notes are an integral part of these financial statements.

Eton Pharmaceuticals, Inc
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

Note 2 — Liquidity Considerations

As of December 31, 2025, the Company had an accumulated deficit of $112,494 and for the year ended December 31, 2025 the Company had a net loss of $4,601.

To date, the Company has generated revenues from multiple products and expects further growth in 2026 and beyond in accordance with additional market penetration from these products plus revenues from additional products where it anticipates FDA approval. The Company currently believes its existing cash and cash equivalents of $25,942 as of December 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these financial statements. This estimate is based on the Company’s current assumptions, including assumptions relating to estimated sales and its ability to manage its spending. The Company could use its available capital resources sooner than currently expected. Accordingly, the Company could seek to obtain additional capital through equity financings, the issuance of debt or other arrangements. However, there can be no assurance that the Company will be able to raise additional capital if needed or under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. The Company’s existing long-term debt obligation contains covenants and limits the Company’s ability to pay dividends or make other distributions to stockholders. If the Company experiences delays in product sales growth and completing its product development and obtaining regulatory approval for its other product candidates and is unable to obtain such additional financing, operations would need to be scaled back or discontinued.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with GAAP. Certain prior period amounts, have been reclassified to conform to current year presentation in the financial statements and notes to the financial statements.

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

Eton Pharmaceuticals, Inc
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

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx and Optime Care for the Company's INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, Carglumic Acid, Betaine Anhydrous and Nitisinone products, as well as from Pentec Health for sales of the Company’s PKU GOLIKE® product. For the years ended December 31, 2025, 2024 and 2023, AnovoRx product sales represented 84.6%, 93.6% and 78.2% of net revenues, respectively. As of December 31, 2025 and 2024, AnovoRx product sales represented 88.4% and 96.2% of net accounts receivable.  For the year ended December 31, 2025, the Company's revenues from external customers were derived from U.S operations and included product sales to U.S. and foreign countries. During the years ended December 31, 2024 and 2023, the Company's revenues from external customers were entirely derived from U.S operations and did not include any foreign countries. As of December 31, 2025 and 2024, all long-lived assets were domiciled within the U.S.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses, cash discounts for prompt payment, distribution fees, chargebacks and returns and allowances. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. Historically, the Company's accounts receivable balances have been highly concentrated with a select number of customers, consisting primarily of specialty pharmacies and large wholesale pharmaceutical distributors. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses. The total for all accounts receivable reserves was $272 and $238 as of December 31, 2025 and 2024, respectively.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of December 31, 2025  and December 31, 2024 , inventories consisted of purchased finished goods, semi-finished goods and raw materials. There was an inventory reserve of $1,199 and $605 at December 31, 2025 and 2024, respectively. As of December 31, 2024, inventories included $5,000 in prepaid raw materials acquired in the INCRELEX® business acquisition.

Eton Pharmaceuticals, Inc
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

Intangible Assets

The Company capitalizes payments it makes for licensed products when the payment is based on FDA approval for the product and the cost is recoverable based on expected future cash flows from the product. The cost is amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles - Goodwill and Other. The following table presents the Company's intangible asset as of December 31, 2025 and 2024:

	Useful Life	Purchase	Purchase	Accumulated	Carrying
Intangible asset	(In years)	Date	Price	Amortization	Value
Carglumic Acid	10	November 2021	$3,250	$1,354	$1,896
Betaine	5	September 2022	2,125	1,399	726
Nitisinone	5	October 2023	650	292	358
GoLike	10	March 2024	1,868	327	1,541
Increlex	10	December 2024	21,250	2,200	19,050
Glazin	10	December 2024	8,119	812	7,307
			$37,262	$6,384	$30,878

	Useful Life	Purchase	Purchase	Accumulated	Carrying
Intangible asset	(In years)	Date	Price	Amortization	Value
Carglumic Acid	10	November 2021	$3,250	$1,029	$2,221
Betaine	5	September 2022	2,125	974	1,151
Nitisinone	5	October 2023	650	162	488
GoLike	10	March 2024	1,868	140	1,728
Increlex	10	December 2024	21,250	76	21,174
Glazin	10	December 2024	8,119	—	8,119
			$37,262	$2,381	$34,881

The Company recorded $4,003, $1,096, and $790 of amortization expense for the years ended December 31, 2025, 2024 and 2023 respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2026 to 2030 and thereafter.

Year	Amortization Expense
2026	$4,004
2027	3,880
2028	3,546
2029	3,449
2030	3,449
Thereafter	12,550
Total estimated amortization expense	$30,878

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the years ended December 31, 2025, 2024 and 2023.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

Operating leases are reflected on the balance sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of December 31, 2025 and 2024.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, Management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at December 31, 2025 or 2024.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses whether these options provide a material right to the customer and, if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 3 — Summary of Significant Accounting Policies (continued)

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the years ended December 31, 2023, 2024 and 2025, all revenues recognized in the Statements of Operations were point in time sales to the Company's customers.

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

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, ALKINDI SPRINKLE®, KHINDIVITM, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. sales are not subject to returns.

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

Eton Pharmaceuticals, Inc
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

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for 2025, 2024 or 2023 as the Company reported a net loss for the years ended December 31, 2025, 2024 and 2023 and including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive (see Note 11).

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

Income Taxes

As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Statements of Operations. As of December 31, 2025 and 2024, the Company has established a 100% valuation reserve against its deferred tax assets.

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended  December 31, 2025 2024 and 2023, the Company recognized interest and penalties in the Statements of Operations for $3, $6 and $0, respectively. As of December 31, 2025, the Company is subject to taxation in the United States and certain individual states – primarily Illinois and Tennessee. The Company’s tax losses from 2017 through 2025 are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses (“NOLs”).

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

Eton Pharmaceuticals, Inc
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

New Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company has adopted this new guidance in its financial statements on a prospective basis.

New Pronouncements Issued

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its financial statements.

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

Under the terms of the Purchase Agreement, the Company acquired Increlex® for $22,500 at closing, plus an additional $7,500 for product inventory. The Company will also make payments to Ipsen of $2,500 on each of the first and second anniversaries of closing. In addition, the Company will be obligated to purchase additional inventory over 30 months, in an amount not to exceed €15,000. The Company also entered into an amendment to its existing credit agreement with SWK Holdings Corporation (“SWK”) that was contingent upon the closing of the Purchase Agreement. Under the terms of the amendment, the Company expanded its existing credit facility by $25,700 to $30,000, extended the facility’s maturity to three years from closing, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%. - refer to Note 7, “Debt” for further details. In connection with the closing of Purchase Agreement, the Company issued a warrant to the lender for the purchase of up to 289,736 shares of common stock at a price of $5.32 per share. On December 19, 2024, the Company completed the acquisition of Increlex®.

The Company determined that the asset purchase agreement met the definition of a business under ASC 805; therefore, the Company accounted for the Purchase Agreement as a business combination and applied the acquisition method of accounting.

Eton Pharmaceuticals, Inc
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

Acquisition/divestiture related costs

For the years ended December 31, 2025 and December 31, 2024, the Company incurred acquisition and divestiture related costs of $581 and $415, respectively, which were expensed as incurred and included in general and administrative expenses in the Statements of Operations.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2025	2024
Computer hardware and software	$200	$200
Furniture and fixtures	265	125
Equipment	52	52
Leasehold improvements	295	103
Property and equipment, gross	812	480
Less: accumulated depreciation and amortization	(486)	(446)
Property and equipment, net	$326	$34

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $41, $50 and $44, respectively.

Note 6 – Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$557	$5,355
Semi-finished goods	9,431	3,288
Finished goods	6,630	7,194
Less: excess and obsolete inventory reserve	(1,199)	(605)
Inventory, net	$15,419	$15,232

During the years ended December 31, 2025, 2024 and 2023, provision reserves for excess and obsolete inventory was $594, $529 and $15, respectively.

Note 7 – Debt

SWK Loan

In November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK, which provided for up to $10,000 in debt financing. As a result of subsequent amendments to the SWK Credit Agreement, the Company expanded its credit facility to $30,000, extended the facility’s maturity to three years from closing with a loan maturity date of December 17, 2027, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%.

Interest payments are payable quarterly, with quarterly principal payments of $3,000 beginning in May 2026 with a final principal payment of $9,000 due at maturity in December 2027. The SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable will be accreted to interest expense in the Company's Statement of Operations using the effective interest expense method. The SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon certain triggering events, which the Company has deemed to be remote. Borrowing under the SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of December 31, 2025 and 2024, the Company was in compliance with all financial covenants.

The Company recorded interest expense of $4,781, $2,005 and $1,060 in 2025, 2024 and 2023, respectively, which included $696, $1,109 and $117, respectively, of debt discount amortization.  For the year ended December 31, 2024, debt discount included $1,170, which was associated with the issuance of warrants to SWK. The Company had accrued interest of $425 and $182 as of December 31, 2025 and 2024, respectively, which is included in accrued liabilities in the accompanying Balance Sheets. As of December 31, 2025 and 2024, the effective interest rate was 14.62% and 14.46%, respectively.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The table below reflects the future annual payments for the SWK loan principal as of December 31, 2025.

Amount
2026	$9,000
2027	21,000
Total payments	30,000
Less: unamortized discount	(330)
Plus: accrued exit fees at December 31, 2025	888
Debt, net of unamortized discount and accrued exit fees	$30,558

Note 8 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

For the years ended December 31, 2025, 2024 and 2023, the Company issued 161,933, 266,353 and 207,626 (net shares issued after a portion of 407,808 shares was a cashless exercise), respectively, of its common stock resulting from stock option exercises under its 2018 Equity Incentive Plan (see Note 10). The Company withheld 50,867 shares for payroll tax obligations totaling $180 for the year ended December 31, 2023. For the years ended December 31, 2025, 2024 and 2023, the Company issued 16,894, 80,933 shares and 86,782, respectively, under the Company’s Employee Stock Purchase Plan (“ESPP”). For the years ended December 31, 2025, 2024 and 2023, the Company issued 159,150, 90,402 and 91,402 respectively, in shares of its common stock due to the vesting of restricted stock units.

On December 10, 2024, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company issued 583,334 shares of its common stock at an offering price of $12.00 per common share for gross proceeds to the Company of $7,000 before deducting any related offering expenses.

Note 9 — Common Stock Warrants

Warrants outstanding as of December 31, 2025 is listed in the table below:

Description of Warrants	Warrant Issuance Date	No. of Shares	Exercise Price
SWK Warrants – Debt (Tranche #1)	11/13/2019	51,239	$5.86
SWK Warrants – Debt (Tranche #2)	8/11/2020	18,141	$6.62
SWK Warrants – Debt (Tranche #3)	9/30/2024	289,736	$5.32
Total shares and weighted average exercise price		359,116	$5.46

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the holders.

On September 30, 2024, in connection with the Company's amendment to expand its existing credit facility to $30.0 million with SWK, the Company issued 289,736 warrants to SWK at a price of $5.32 per share. The fair value of these 289,736 warrants was $1,170 and was estimated using the BSM with the following assumptions: fair value of the Company’s common stock at issuance of $6.00 per share with an exercise price of $5.32; seven-year contractual term; 63.8% volatility; 0% dividend rate; and a risk-free interest rate of 3.67%.

There were no warrants exercised in 2023, 2024 or 2025.

Note 10 — Share-Based Payment Awards

The Company’s board of directors and stockholders approved the Eton Pharmaceuticals, Inc. 2017 Equity Incentive Plan in May 2017 (the “2017 Plan”), which authorized the issuance of up to 5,000,000 shares of the Company’s common stock. In conjunction with the Company’s IPO in November 2018, the Company’s stockholders and board of directors approved the 2018 Equity Incentive Plan, as amended (the “2018 Plan”) which succeeded the 2017 Plan. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 2,099,847 shares available for future issuance under the 2018 Plan as of December 31, 2025.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 10 — Share-Based Payment Awards (continued)

Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2024, the share reserve was increased by 1,027,522 shares based on the 25,688,062 shares of common stock outstanding at December 31, 2023. On January 1, 2025, the share reserve was increased by 1,068,363 shares based on the 26,709,084 shares of common stock outstanding at December 31, 2024. On January 1, 2026, the share reserve was increased by 1,081,882 shares based on the 27,047,061 shares of common stock outstanding at December 31, 2025.The exercise price for stock options granted is not less than the fair value of common stock as determined by the board of directors as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

Stock options typically have a ten-year life, are issued in the form of non-qualified stock options, and the exercise prices were set at the fair value for the shares at the dates of grant.

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

For the years ended December 31, 2025, 2024 and 2023, the Company’s total stock-based compensation expense was $5,512, $3,165 and $3,137, respectively. Of these amounts, $5,330, $2,899, and $2,864 was recorded in general and administrative expenses, respectively, and $182, $266, and $273 was recorded in R&D expenses, respectively. The tax deductions related to stock compensation expense during the years ending December 31 2025, 2024 and 2023, were approximately $1,006, $530, and $486, respectively, on a tax-effected basis.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2025:

			Weighted Average
		Weighted Average	Remaining
		Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2025	5,918,616	$4.65
Issued	471,059	13.12
Exercised	(161,933)	3.70
Forfeited/Cancelled	(316,220)	4.99
Options outstanding as of December 31, 2025	5,911,522	$5.35	6.1	$68,325
Options exercisable at December 31, 2025	4,684,707	$4.94	5.6	$56,093
Options vested and expected to vest at December 31, 2025	5,911,521	$5.35	6.1	$68,325

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock at December 31. The intrinsic value of the options exercised during the twelve-months ended December 31, 2025 and 2024 was $1,852 and $1,867, respectively.

For the years ended December 31, 2025, 2024 and 2023, there were 161,933, 266,353 and 207,626, shares issued for exercise of stock options, respectively for proceeds of $598, $1,191 and $149, respectively.

The assumptions used to calculate the estimated fair value of options granted during the years ended December 31, 2025, 2024 and 2023 under the BSM were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Expected dividends	—%	—%	—%
Expected volatility	65%	70%	70%
Risk-free interest rate	3.9 - 4.7%	3.5 - 4.4%	3.5 - 4.7%
Expected term (in years)	6.1	6.2	6.3
Weighted average grant date fair value	$8.44	$3.22	$2.32

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

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Expected Dividend — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

Fair value of Common Stock —The Company uses the closing stock price on the date of grant for the fair value of the common stock.

As of December 31, 2025, there was a total of $4,995 of unrecognized compensation costs related to non-vested stock option awards which will be recognized over a weighted average period of 2.5 years.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the years ended December 31, 2025 and 2024:

	Number of	Weighted Average Grant-Date
	Shares	Fair Value Per Unit
Outstanding and unvested as of January 1, 2024	274,204	$2.63
Granted	65,266	$6.74
Vested	(90,402)	$2.63
Forfeited	(23,000)	$2.63
Outstanding and unvested as of December 31, 2024	226,068	$3.82
Granted	255,956	$14.02
Vested	(159,150)	$9.29
Forfeited	(44,373)	$6.92
Outstanding and unvested as of December 31, 2025	278,501	$9.57

Stock-based compensation related to RSUs was $1,985, $241 and $239 for the years ended  December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $2,032 of unrecognized stock-based compensation expense related to unvested RSUs which will be recognized over a weighted average period of 2.4 years.

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

The Company recorded an expense of $97, $205, and $135 in 2025, 2024 and 2023, respectively, related to the ESPP. For the years ended December 31, 2025, 2024 and 2023, there were 16,894, 80,933 and 86,782 share issuances, respectively, under the ESPP. The weighted average grant date fair value of share awards in 2025, 2024 and 2023 was $12.83, $1.35, and $1.17 per share, respectively. Employees contributed $217, $283 and $230 to the ESPP during 2025, 2024 and 2023, respectively. Of these amounts, $45 and $42 at December 31, 2025 and 2024, respectively, are included in accrued liabilities in the accompanying balance sheets. As of December 31, 2025, there were 825,687 shares available for issuance under the ESPP.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 11 — Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, and warrants at December 31, 2025, 2024 and 2023 were 7,780,895, 6,389,345, and 5,418,251 respectively, and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. Included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Net loss	$(4,601)	$(3,823)	$(936)
Weighted average common shares outstanding (basic and diluted)	26,907,725	25,895,086	25,645,366
Net loss per common share (basic and diluted)	$(0.17)	$(0.15)	$(0.04)

Note 12 — Related-Party Transactions

Chief Executive Officer

The CEO has a partial interest in a company that the Company has partnered with for its EM-100/Alaway Preservative Free eye allergy product.

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

Note 13 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

In  May 2025, the Company entered into an amendment to its office lease agreement to expand its office space, from 5,507 square feet, to 8,079 square feet and to renew its lease term. The amendment to the lease agreement is effective  September 1, 2025 and the renewal period for the office lease is for a sixty-five month period through  January 2031 and which includes tenant improvement allowances. The Company removed its existing ROU asset and liability and recorded $333 in ROU assets, $189 in tenant improvement allowances and $522 in operating lease liabilities in association with the lease extension. In  June 2024, the Company renewed its office lease for a two-year period through  March 2027 and recorded $219 in ROU assets and $219 in operating lease liabilities in association with the lease extension.

The Company’s operating lease cost as presented as G&A in the Statements of Operations was $92, $82 and $67 for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $68, $58 and $88, respectively. The ROU asset non-cash lease expense was $44, $70 and $67 for the years ended December 31, 2025, 2024 and 2023, respectively, and is reflected within non-cash lease expense on the Company’s Statements of Cash Flows. As of December 31, 2025 and 2024, the average remaining lease term was 5.17 and 2.25 years, respectively and as of December 31, 2025 and 2024, the average discount rate was 11.8% and 8.6%. respectively, for each period.

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2025 and December 31, 2024:

		December 31,	December 31,
Assets	Classification	2025	2024
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$310	$175
Total leased assets		$310	$175
Liabilities
Operating lease liabilities, current	Accrued liabilities	$65	$76
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	460	107
Total operating lease liabilities		$525	$183

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company’s future annual lease commitments as of December 31, 2025 are as indicated below:

	Total	2026	2027	2028	2029	2030 & thereafter
Undiscounted lease payments	$710	$123	$134	$138	$142	$173
Less: Imputed interest	(185)
Total lease liabilities	$525

Note 14 – Income Taxes

The provision for income taxes for the Company consists of the following for the years ended December 31, 2025, 2024 and 2023:

	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Current:
Federal	$(16)	$24	$61
State	59	(9)	186
Total current expense	43	15	247

Deferred:
Federal	—	(223)	(85)
State	—	1,150	(31)
Change in valuation allowance	—	(927)	116
Total deferred expense	—	—	—
Total provision	$43	$15	$247

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$14,089	$14,145
Stock-based compensation	2,551	2,021
Research & development capitalization	1,286	2,007
Research & development credits	1,438	42
Medicare reserves	2,390	1,767
Accruals and other	2,829	1,011
Total deferred tax assets	24,583	20,993
Valuation allowance	(23,101)	(20,589)
Deferred tax assets	$1,482	$404

Deferred tax liabilities:
Prepaid expenses	$(838)	$(174)
IRC 481(a) adjustments	(483)	—
Deferred consideration discount	(62)	(182)
Right-of-use assets	(79)	(45)
Other deferred tax liabilities	(20)	(3)
Deferred tax liabilities	$(1,482)	$(404)

Net deferred tax assets (liabilities)	$—	$—

In assessing the realizability of deferred tax assets, the Company considers all available positive and negative evidence to evaluate whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, the Company believes it is more likely than not that the Company's net deferred tax assets would not be realized and continues to record a full valuation allowance on its net deferred tax assets. The Company's valuation allowance represents the amount of tax benefits that are likely to not be realized.

The Company has gross federal net operating losses of $49,697, which can be carried forward indefinitely, and gross state net operating losses of $52,400, which begin to expire in 2035. The Company's federal net operating losses, and certain state net operating losses, are subject to an 80% annual utilization limitation. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
	Amount	%
U.S federal statutory tax rate	$(957)	21.00%

State and local income taxes (1)
State income tax, net of federal tax benefit	(170)	3.75%
Change in valuation allowance	207	(4.54%)
Change in state tax rate	21	(0.47%)
Change in uncertain tax position reserve	(22)	0.48%
Return to provision related to tax credit study	23	(0.51%)

Income tax credits
Research and development tax credits	(63)	1.37%
Orphan drug tax credits	(391)	8.58%
Return to provision related to tax credit study	(741)	16.25%

Changes in valuation allowance	2,305	(50.59%)

Nontaxable or nondeductible items
Section 162(m) limitation	389	(8.53%)
Stock-based compensation	(424)	9.30%
Return to provision adjustments	64	(1.41%)
Other	9	(0.15%)

Changes in unrecognized tax benefits	(207)	4.53%

Effective tax rate	$43	(0.94%)

(1) The state jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is Tennessee.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended
	December 31,	December 31,
	2024	2023
Benefit based on federal statutory rate	$(800)	$(145)
Stock-based compensation	880	254
Change in state tax rate	814	-
State income tax, net of federal tax benefit	(31)	(45)
Section 162(m) limitation	169	-
Other permanent differences	18	299
Research and development credits	(277)	-
Change in uncertain tax position reserve	382	-
Return to provision	(213)	-
Change in valuation allowance	(927)	(116)
Income tax expense	$15	$247

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

	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Beginning balance	$382	$—	$—
Gross increases (decreases) related to prior year positions	(61)	243	-
Gross increases (decreases) related to current year positions	113	139	-
Ending balance	$434	$382	$—

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

As of December 31, 2025, approximately $434, would reduce the Company’s annual effective tax rate, if recognized. The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. The Company accrued for interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2025 and 2024 in the amount of $3 and $6, respectively. No interest or penalties associated with unrecognized tax benefits were accrued for in the year ended December 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With the exception of tax attributes created in prior years that may potentially be adjusted, the federal statute of limitations remains open for the 2022 tax year to present and the state statutes of limitations generally remain open for the 2021 tax year to present.

The amounts of cash income taxes, net of refunds, paid by the Company during the year ended December 31, 2025 was as follows:

Federal	$—
Tennessee	75
Other states	43
Total net payments (refunds)	$118

The amount of cash income taxes, net of refunds, paid by the Company during the years ended December 31, 2024 and 2023 was $82 and $247, respectively.

Note 15 - Employee Savings Plan

The Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code, effective January 1, 2018. The plan allows participating employees to deposit into tax deferred investment accounts up to 100% of their salary, subject to annual limits. The Company makes certain matching contributions to the plan in amounts up to 4% of the participants’ annual cash compensation, subject to annual limits. For the years ended December 31, 2025, 2024 and 2023, the Company made $350, $259, and $242, respectively, in matching contributions.

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

In  March 2020, the Company entered into an Exclusive License and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing ALKINDI SPRINKLE® in the United States. In  September 2020, ALKINDI SPRINKLE®’s New Drug Application (NDA) was approved by the FDA as a replacement therapy for pediatric patients with adrenocortical insufficiency. For the initial licensing milestone fee, the Company paid Diurnal $3,500 in cash and issued 379,474 shares of its common stock to Diurnal, which were valued at $1,264 based on the Company’s closing stock price of $3.33 on  March 26, 2020. The Company paid Diurnal $1,000 for a 2023 sales milestone in  January 2024 that was recorded as licensing cost of sales in  December 2023 and could pay up to $44,000 in additional commercial net sales milestones. The Company will pay tiered royalties of 11.5% to 17.0% on net sales and could pay Diurnal $2,500 if the product obtains orphan drug exclusivity status from the FDA. In  December 2024, the Company and Diurnal entered into an amendment to the Alkindi License Agreement to extend the agreement terms to incorporate both ALKINDI SPRINKLE® and KHINDIVITM in the existing agreement terms.

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

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

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

In  December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company paid $22,500 for the product and paid an additional $7,500 for product inventory. The Company determined that the asset purchase agreement met the definition of a business under ASC 805; therefore, the Company accounted for the asset purchase agreement as a business combination and applied the acquisition method of accounting. In addition, the Company will also make payments to seller of $2,500 on each of the first and second anniversaries of closing, of which $2,500 was paid to Ipsen S.A. in December 2025. As of December 31, 2025, the present value of the deferred consideration was $2,259, with $241 to be accreted to interest expense over the remainder of the deferred consideration term using the effective interest rate method. As of  December 31, 2025, $2,259 was classified as accrued liabilities in the accompanying Balance Sheets.

In connection with the INCRELEX® product acquisition, the Company assumed the commercial manufacturing and supply agreement between Baxter Oncology GmbH and Ipsen Pharma SAS. The commercial manufacturing and supply agreement was executed in November 2020 and expires in November 2027. The commercial manufacturing and supply agreement is associated with the production of INCRELEX® for commercial usage and contains an annual production obligation and a maximum annual obligation. For each contract year, there is an annual obligation of two batches, with a maximum obligation of three batches at batch price of 5,000 Euros.

Additionally, in connection with the INCRELEX® product acquisition, the Company assumed a manufacturing services agreement between Lonza Ltd and Ipsen Pharma SAS, as amended. The manufacturing services agreement was executed in December 2022 and expires in December 2026. The manufacturing services agreement is associated with the production of INCRELEX® bulk drug substance and contains an annual production obligation and a maximum obligation. For each contract year, there is an annual obligation and the fixed pricing for each batch that will vary according to the yield on that particular batch and in accordance with the target yield in kilograms and number of ordered batches.

In  March 2025, the Company out-licensed the commercial rights to INCRELEX® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve paid the Company in  July 2025 €4,000 to license the rights to INCRELEX® for up to ten years, and Esteve also received an option to acquire the international rights in the future for a purchase price of up to €6,000. In accordance with the accounting pronouncement guidance in ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized in  March 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to deferred revenues, $457 and $1,762 are reflected in accrued liabilities and other long-term liabilities, respectively in the Company's Balance Sheets as of  December 31, 2025. Deferred revenues will be amortized to licensing revenues over the course of the agreements based on quarterly INCRELEX® product sales, and at the end of the license agreement, a deferred revenue residual will be recognized at the end of the initial term of the license agreement. In addition, the Company also entered into a supply agreement with Esteve, and beginning in the third quarter of 2025, the Company began supplying product to Esteve at a fixed transfer price. During the twelve months ended  December 31, 2025, the Company recognized $322 in deferred revenues associated with the supply agreement.

In  June 2025, in connection with the asset purchase agreement with Ipsen S.A, the Company purchased $11,540 in inventory. Under the terms of the inventory purchase agreement, the Company will be required to make eight equal quarterly installment payments to Ipsen S.A, beginning in the third quarter of 2025. Accordingly, as of December 31, 2025, the Company has classified $6,926 in accounts payable and $3,463 as other long-term liabilities in in the accompanying Balance Sheets. During the twelve months ended  December 31, 2025, the Company recognized $5,094 in inventory step-up expense associated with the inventory purchase from Ipsen S.A.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025 or 2024.

Eton Pharmaceuticals, Inc
NOTES TO FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 17 — Subsequent Events

In January 2026, the Company entered into a licensing and supply agreement for the U.S. marketing rights for an ultra-rare disease metabolic product candidate. Under the terms of the licensing and supply agreement, the Company paid $1,000 upon execution of the agreement and will pay seller $1,000 upon approval of the Abbreviated New Drug Application and commercial launch. The Company will pay profit sharing of 30.0% on net sales of the product candidate.

In February 2026, the Company announced that the FDA approved an NDA for DESMODA™ (desmopressin acetate) Oral Solution for the management of central diabetes insipidus, also known as arginine vasopressin deficiency, as antidiuretic replacement therapy for patients of all ages.

In February 2026, the Company entered into a license agreement with Pierre Fabre Medicament Sas (“Pierre Fabre”) for the exclusive rights to Hemangeol®, a product used for the treatment of proliferating infantile hermangioma. Under of the terms of the license agreement, the Company paid $14,000 and will also purchase approximately $1,500 of inventory. The Company will also purchase approximately $700 in additional inventory in May 2026. The Company will pay royalties to Pierre Fabre of 8.0% on net sales of Hemangeol®.

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

As of December 31, 2025, an evaluation was conducted under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, such officers have concluded that our disclosure controls and procedures are effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the section headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2026 Annual Meeting of Stockholders (“Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

10.1†

Asset Purchase Agreement (DS-200) dated June 23, 2017 between Selenix, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

10.2+

Amended Offer Letter Agreement by and between the Registrant and Sean E. Brynjelsen, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).

10.3+	Amended Offer Letter Agreement by and between the Registrant and David Krempa, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).
10.4+	Amended Offer Letter Agreement by and between the Registrant and James Gruber, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).
10.5+	Amended Offer Letter Agreement by and between the Registrant and Ipek Erdogan-Trinkaus, dated as of June 27, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 7, 2025).
10.6+

2018 Equity Incentive Plan as amended December 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 16, 2021).

Exhibit No.	Description
10.7+

2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-226774), originally filed August 10, 2018).

10.8

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

10.9	Asset Purchase Agreement by and between the Company and Ipsen Biopharmaceuticals, Inc., dated as of October 2, 2024 (portions of the exhibit have been redacted)(incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).
10.10	Fifth Amendment to Credit Agreement by and among the Company SWK Funding LLC dated as of September 30, 2024 (incorporated by reference to Exhibit 10.1 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024).
10.11	Second Amendment to Warrant Agreement by and among the Company and SWK Funding LLC dated as of September 30, 2024 (incorporated by reference to Exhibit 10.2 of the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024).
10.12	Licensing Agreement by and between the Company and AMMTek dated as of November 22, 2024 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).
10.13	Form of Securities Purchase Agreement by and between the Company and an institutional investor dated as of December 10, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 12, 2024).
10.14	Asset Purchase Agreement dated December 31, 2024, between Teva Pharmaceuticals USA, Inc. and the Registrant (portions of the Exhibit have been redacted) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 3, 2025).
23.1	Consent of Independent Registered Public Accounting Firm (Crowe LLP - PCAOB ID: 173)
23.2	Consent of Independent Registered Public Accounting Firm (KMJ Corbin & Company LLP - PCAOB ID: 170)
23.3	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP - PCAOB ID: 248)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024.
31.1*	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows and (v) Notes to Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates management compensatory plan, contract or arrangement.
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

ETON PHARMACEUTICALS, INC.

March 19, 2026	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Gruber
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

Signature	Title	Date

/s/ Sean E. Brynjelsen	President, Chief Executive Officer, and Director	March 19, 2026
Sean E. Brynjelsen	(Principal Executive Officer)

/s/ James Gruber	Chief Financial Officer, Treasurer and Secretary	March 19, 2026
James Gruber	(Principal Financial and Accounting Officer)

/s/ Jennifer M. Adams	Director	March 19, 2026
Jennifer M. Adams

/s/ Charles J. Casamento	Director	March 19, 2026
Charles J. Casamento

/s/ Paul V. Maier	Director	March 19, 2026
Paul V. Maier

/s/ Norbert G. Riedel, Ph.D.	Director	March 19, 2026
Norbert G. Riedel, Ph.D.