Form 10-Q
period 2026-03-31
Eton Pharmaceuticals, Inc.
filed 2026-05-14
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, Eton Pharmaceuticals, Inc. had outstanding 27,392,358 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,661	$25,942
Accounts receivable, net	13,408	11,757
Inventories, net	14,467	15,419
Prepaid expenses and other current assets	5,709	7,463
Total current assets	53,245	60,581

Property and equipment, net	372	326
Intangible assets, net	43,738	30,878
Operating lease right-of-use assets, net	301	310
Other long-term assets, net	54	19
Total assets	$97,710	$92,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,485	$10,976
Short-term debt, net of debt discount	11,808	8,789
Accrued Medicaid rebates	11,140	9,317
Accrued liabilities	7,746	9,408
Total current liabilities	44,179	38,490

Long-term debt, net of current portion and debt discount	18,939	21,769
Operating lease liabilities, net of current portion	440	460
Other long-term liabilities	3,537	5,241
Total liabilities	67,095	65,960

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,359,791 and 27,047,061 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	27	27
Additional paid-in capital	141,528	138,621
Accumulated deficit	(110,940)	(112,494)
Total stockholders’ equity	30,615	26,154

Total liabilities and stockholders’ equity	$97,710	$92,114

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,	March 31,
	2026	2025
Revenues:
Licensing revenue	$—	$3,286
Product sales and royalties, net	24,266	13,996
Total net revenues	24,266	17,282

Cost of sales:
Licensing revenue	—	825
Product sales and royalties	9,531	6,596
Total cost of sales	9,531	7,421

Gross profit	14,735	9,861

Operating expenses:
Research and development	1,875	1,161
General and administrative	10,446	9,170
Total operating expenses	12,321	10,331

Income (loss) from operations	2,414	(470)

Other expense:
Interest and other expense, net	(840)	(1,028)

Income (loss) before income tax expense	1,574	(1,498)

Income tax expense	20	74

Net income (loss)	$1,554	$(1,572)
Net income (loss) per share, basic	$0.06	$(0.06)
Weighted average number of common shares outstanding, basic	27,285	26,886
Net income (loss) per share, diluted	$0.05	$(0.06)
Weighted average number of common shares outstanding, diluted	31,547	26,886

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	27,047,061	$27	$138,621	$(112,494)	$26,154

Stock-based compensation	—	—	1,518	—	1,518

Stock option exercises and vesting of restricted stock	312,730	—	1,389	—	1,389

Net income	—	—	—	1,554	1,554

Balances at March 31, 2026	27,359,791	$27	$141,528	$(110,940)	$30,615

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428

Stock-based compensation	—	—	1,200	—	1,200

Stock option exercises and vesting of restricted stock	108,451	—	394	—	394

Net loss	—	—	—	(1,572)	(1,572)

Balances at March 31, 2025	26,817,535	$27	$133,888	$(109,465)	$24,450

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from (used in) operating activities
Net income (loss)	$1,554	$(1,572)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Stock-based compensation	1,518	1,200
Depreciation and amortization	1,131	1,013
Inventory step-up	350	1,142
Excess and obsolete inventory reserve	227	110
Debt discount amortization and non-cash interest expenses	118	294
Non-cash lease expense	9	17
Other operating activity	7	—
Changes in operating assets and liabilities:
Accounts receivable	(1,651)	(11,039)
Inventories	1,406	358
Prepaid expenses and other assets	1,754	2,973
Accounts payable	2,508	705
Accrued Medicaid rebates	1,824	6,071
Accrued liabilities	(1,532)	(1,373)
Other non-current assets and liabilities	(1,818)	2,191
Net cash from operating activities	7,405	2,090

Cash flows used in investing activities
Purchases of product license rights	(15,000)	—
Purchases of property and equipment	(75)	—
Net cash used in investing activities	(15,075)	—

Cash flows from financing activities
Proceeds from stock option exercises	1,389	394
Net cash from financing activities	1,389	394

Change in cash and cash equivalents	(6,281)	2,484
Cash and cash equivalents at beginning of period	25,942	14,936
Cash and cash equivalents at end of period	$19,661	$17,420

Supplemental disclosures of cash flow information
Cash paid for interest	$881	$642
Cash paid for income taxes	$37	$8

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

The Company is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has ten commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone. The Company has four additional product candidates in late-stage development: Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amount have been reclassified to conform to current year presentation in the condensed financial statements and notes to financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements of the Company and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the periods ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The interim financial statements are condensed and generally do not repeat the disclosures in the annual financial statements. As such, the interim financial statements herein should be read in conjunction with the Company’s latest annual financial statements filed on Form 10-K on March 19, 2026. The results for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

Acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company's estimates of fair value are based upon assumptions believed to be reasonable but that are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

The Company accounts for acquisitions that do not meet the definition of a business as an asset acquisition. The determination of whether a transaction represents a business combination or an asset acquisition requires significant judgment, including an evaluation of whether the acquired set includes a substantive process and whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets. For transactions accounted for as asset acquisition, the Company allocates the purchase price, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. This allocation requires management to make significant estimates and assumptions, including the selection of valuation methodologies, discount rates, projected cash flows, and useful lives of acquired assets. Changes in these assumptions could result in materially different allocations of the purchase price, which may impact future amortization expense. In addition, because goodwill is not recognized in asset acquisitions, the assignment of value to identifiable intangible assets may be greater than in a business combination.

The Company amortizes finite-lived intangible assets over their estimated useful lives and evaluates indefinite-lived assets for impairment. The determination of useful lives and the timing of impairment assessments require significant judgment and may materially affect the Company’s results of operations. Critical estimates in valuing certain of the intangible assets acquired include:

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

●	future expected cash flows from customer contracts and license agreements;

●	historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and

●	discount rates.

Segment Information

The Company operates the business on the basis of a single reportable segment, which includes ten commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone. The Company primarily derives revenues from product sales to a specialty pharmacy customer, AnovoRx, who then provides order fulfillment, inventory storage and distribution services. In September 2025, the Company terminated its agreement with specialty pharmacy, Optime Care, and transitioned order fulfillment, inventory storage and distribution services to AnovoRx. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the Condensed Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s Condensed Balance Sheets as total assets.

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx for the Company's INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, Carglumic Acid, Betaine Anhydrous and Nitisinone products, as well as from Pentec Health for sales of the Company’s PKU GOLIKE® product. For the three months ended  March 31, 2026 and 2025, AnovoRx product sales represented 88.9% and 90.8% of net revenues, respectively. As of March 31, 2026 and December 31, 2025, AnovoRx product sales represented 80.7% and 88.4% of net accounts receivable. During the three months ended March 31, 2026 and 2025, the Company's revenues from external customers were entirely derived from U.S operations. As of March 31, 2026 and December 31, 2025, all long-lived assets were domiciled within the U.S.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses and cash discounts for prompt payment. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. The Company's accounts receivable balances are highly concentrated with a select number of customers, consisting primarily of specialty pharmacies. Given the size and creditworthiness of these customers, we have not experienced and do not expect to experience material credit losses.

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of March 31, 2026 and  December 31, 2025, inventories consisted of purchased finished goods, semi-finished goods and raw materials.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Intangible Assets

The Company has historically capitalized payments it makes for licensed products when the payment is based on Food and Drug Administration (“FDA”) approval or near-term approval for the product and the cost is recoverable based on expected future cash flows from the product. In January 2026, the Company purchased the licensing rights to a product that has not received FDA approval and accordingly, is classified as In-Process Research and Development (“IPR&D”) within Intangible assets, net on the Company's Condensed Balance Sheets as of March 31, 2026. In  February 2026, the Company entered into a licensing agreement to acquire the U.S. rights to HEMANGEOL® (propranolol) oral solution from Pierre Fabre Medicament Sas (“Pierre Fabre”), in which the Company paid Pierre Fabre $14,000 upfront. The Company accounted for this transaction as an asset acquisition, and after purchase accounting adjustments for inventory step-up costs of $1,131, and including acquisition related expenses of $100, the Company recorded $12,969 for the HEMANGEOL® intangible asset which is being amortized over its useful life of ten years.

Intangible assets are amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles - Goodwill and Other. The following table presents the Company's intangible assets as of March 31, 2026 and December 31, 2025:

	Useful Life	Purchase	Purchase	Accumulated	Carrying
Intangible assets as of March 31, 2026	(In years)	Date	Price	Amortization	Value
Carglumic Acid	10	November 2021	$3,250	$1,435	$1,815
Betaine	5	September 2022	2,125	1,505	620
Nitisinone	5	October 2023	650	325	325
GoLike	10	March 2024	1,868	374	1,494
Increlex	10	December 2024	21,250	2,732	18,518
Galzin	10	December 2024	8,119	1,015	7,104
IPR&D asset		January 2026	1,000	—	1,000
HEMANGEOL	10	February 2026	12,969	107	12,862
			$51,231	$7,493	$43,738

	Useful Life	Purchase	Purchase	Accumulated	Carrying
Intangible assets as of December 31, 2025	(In years)	Date	Price	Amortization	Value
Carglumic Acid	10	November 2021	$3,250	$1,354	$1,896
Betaine	5	September 2022	2,125	1,399	726
Nitisinone	5	October 2023	650	292	358
GoLike	10	March 2024	1,868	327	1,541
Increlex	10	December 2024	21,250	2,200	19,050
Galzin	10	December 2024	8,119	812	7,307
			$37,262	$6,384	$30,878

The Company recorded $1,109 and $1,001 of amortization expense for the three months ended March 31, 2026 and March 31, 2025, respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2026 to 2030 and thereafter.

Amortization
Year	Expense
Remainder of 2026	$3,976
2027	5,377
2028	5,043
2029	4,946
2030	4,946
Thereafter	19,450
Total estimated amortization expense	$43,738

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Condensed Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the three-month periods ended March 31, 2026 or 2025.

Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants

Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying Condensed Balance Sheets. The Company amortizes these costs over the expected term of the related debt under the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with debt are also recorded as a reduction to the debt balance and accreted over the expected term into interest expense using the effective interest method.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

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

Operating leases are reflected on the Condensed Balance Sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of March 31, 2026 and December 31, 2025.

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

Concentrations of Credit Risk, Sources of Supply and Significant Customers

The Company is subject to credit risk for its cash and cash equivalents, which are invested in money market funds and U.S. treasury bills from time to time. The Company maintains its cash and cash equivalent balances with one major commercial bank and the deposits held with the financial institution exceed the amount of insurance provided on such deposits and are exposed to credit risk in the event of a default by the financial institution holding its cash and cash equivalents to the extent recorded on the Condensed Balance Sheets. The Company believes the associated credit risk to be minimal.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at March 31, 2026 or December 31, 2025.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three months ended March 31, 2026 and 2025, all revenues recognized in the Condensed Statements of Operations were point in time sales to the Company's customers.

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

The Company sells its INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone products to pharmacy distributor customers which provide order fulfilment and inventory storage/distribution services. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities.

For the Company's INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone  products, the Company bills at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone product sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt pay discounts and state Medicaid are in sales reserves, accrued liabilities and net accounts receivable.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, although INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone sales are not subject to returns.

The Company stores its INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone products inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

The state Medicaid rebate and related liability are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices.

Cost of Sales

Cost of product sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers, freight and handling/storage from the Company’s 3PL logistics service providers and inventory step-up expense, and amortization expense of certain intangible assets. The costs of sales for profit-sharing, royalty fees, purchased finished products, and the associated inbound freight expense are recorded when the associated product sale revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Intangible assets are amortized on a straight-line basis over the estimated useful life of the product. Cost of product sales also reflects any write-downs or reserve adjustments for the Company’s inventories.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for the three months ended March 31, 2025 as including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive. See Note 9 for further information.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Balance Sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Condensed Statements of Operations. As of March 31, 2026 and December 31, 2025, the Company has established a 100% valuation reserve against its deferred tax assets. See Note 10 for further information.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its condensed financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes narrow-scope amendments to various topics within the Accounting Standards Codification to clarify and improve existing guidance. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after January 1, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its condensed financial statements.

Note 3 — Long-Term Debt

SWK Loan

In  November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”), which provided for up to $10,000 in debt financing. As a result of subsequent amendments to the SWK Credit Agreement, the Company expanded its credit facility to $30,000, extended the facility’s maturity to three years from closing with a loan maturity date of  December 17, 2027, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%.

Interest payments are payable quarterly, with quarterly principal payments of $3,000 beginning in  May 2026 with a final principal payment of $9,000 due at maturity in  December 2027. The SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable will be accreted to interest expense in the Company's Statement of Operations using the effective interest expense method. The SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon certain triggering events, which the Company has deemed to be remote. Borrowing under the SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all financial covenants.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $1,136 and $1,163, respectively, which included $118 and $294, respectively, of debt discount amortization and non-cash interest expense. The Company had accrued interest of $431 and $425 as of March 31, 2026 and December 31, 2025, respectively, which is included in accrued liabilities in the accompanying Condensed Balance Sheets.

The table below reflects the future payments for the SWK loan principal as of March 31, 2026.

Amount
2026	$9,000
2027	21,000
Total payments	30,000
Less: unamortized discount	(273)
Plus: accrued exit fees at March 31, 2026	1,020
Debt, net	$30,747

Note 4 — Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Computer hardware and software	$200	$200
Furniture and fixtures	262	265
Equipment	87	52
Leasehold improvements	331	295
Property and equipment, gross	880	812
Less: accumulated depreciation and amortization	(508)	(486)
Property and equipment, net	$372	$326

Depreciation expense for the three months ended March 31, 2026 and 2025 was $22 and $12, respectively.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 5 — Inventory

As of March 31, 2026 and December 31, 2025, inventory consisted of the following

	March 31,	December 31,
	2026	2025
Raw materials	$542	$557
Semi-finished goods	7,444	9,431
Finished goods	7,129	6,630
Less: excess and obsolete inventory reserve	(649)	(1,199)
Inventory, net	$14,467	$15,419

Inventory reserves were $649 and $1,199 at March 31, 2026 and December 31, 2025, respectively.

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the three months ended March 31, 2026, the Company issued 312,730 shares of its common stock resulting from stock option exercises and vesting of restricted stock units under its 2018 Equity Incentive Plan as amended in December 2020 (the “2018 Plan”). During the three months ended  March 31, 2025 the Company issued 108,451 shares of its common stock resulting from stock option exercises under its 2018 Plan.

Note 7 — Common Stock Warrants

The Company’s outstanding warrants to purchase shares of its common stock at March 31, 2026 are summarized in the table below.

Description of Warrants	Warrant Issuance Date	No. of Shares	Exercise Price
SWK Warrants – Debt – Tranche #1	11/13/2019	51,239	$5.86
SWK Warrants – Debt – Tranche #2	8/11/2020	18,141	$6.62
SWK Warrants – Debt – Tranche #3	9/30/2024	289,736	$5.32
Total shares and weighted average exercise price		359,116	$5.46

The holders of these warrants or their permitted transferees, are entitled to rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”)of their shares that are converted to common stock, including demand registration rights and piggyback registration rights. These rights are provided under the terms of a registration rights agreement between the Company and the investors. The issuance of these warrants was accounted for as equity and the fair value of the warrants issued were classified to additional paid-in capital in the Company's Condensed Balance Sheets.

Note 8 — Share-Based Payment Awards

In November 2018, the Company’s stockholders and board of directors approved the 2018 Plan which succeeded the 2017 Plan. The 2018 Plan was amended by the board of directors in December 2020. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 1,301,548 shares available for future issuance under the 2018 Plan as of March 31, 2026.

All stock options issued have been non-qualified stock options and the exercise price was the closing stock price of the Company's common stock on the date of grant. Non-qualified stock options typically have a ten-year life and non-qualified stock options that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 and through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2025, the share reserve was increased by 1,068,323 shares based on the 26,709,084 shares of common stock outstanding at December 31, 2024. On January 1, 2026, the share reserve was increased by 1,081,882 shares based on the 27,047,061 shares of common stock outstanding at December 31, 2025.The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

For the three months ended March 31, 2026 and 2025, the Company’s total stock-based compensation expense was $1,518 and $1,200, respectively. Of these amounts, $1,469 and $1,161 were recorded in general and administrative (“G&A”) expenses during the three months ended March 31, 2026 and 2025, respectively, and $49 and $39 were recorded in research and development expenses for the three months ended March 31, 2026 and 2025, respectively.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2025	5,911,521	$5.35
Issued	504,674	$16.01
Exercised	(272,597)	$5.13
Forfeited/Cancelled	—	$—
Outstanding as of March 31, 2026	6,143,598	$6.24	6.2	$113,292
Options exercisable as of March 31, 2026	4,613,017	$5.04	5.4	$90,577
Options vested and expected to vest at March 31, 2026	6,143,597	$6.24	6.2	$113,292

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at March 31, 2026 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

Stock based compensation related to stock options was $888 and $929 for the three-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was a total of $9,166 of unrecognized compensation costs related to non-vested stock option awards, which will be recognized over a weighted average period of approximately 3.0 years.

During the three months ended March 31, 2026, the Company issued 272,597 shares of its common stock resulting from stock option exercises at a weighted average exercise price of $5.13 per share with an intrinsic value of $3,473. During the three months ended March 31, 2025, the Company issued 108,451 shares of its stock resulting from stock option exercises at a weighted average exercise price of $3.63 per share with an intrinsic value of $1,167.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the three months ended March 31, 2026:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2025	278,501	$9.57
Granted	293,625	$15.47
Vested	(40,217)	$13.00
Forfeited	—	$—
Outstanding and unvested as of March 31, 2026	531,909	$12.57

Stock-based compensation related to RSUs was $521 and $190 for the three-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $6,054 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.0 years.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 8 — Share-Based Payment Awards (continued)

Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (“ESPP”) provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding shares of common stock at December 31 of the preceding year or 150,000 shares of the Company's common stock, subject to reduction at the discretion of the Company’s board of directors. As of March 31, 2026, there were 975,687 shares available for issuance under the ESPP.

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

The Company recorded an expense of $109 and $81 related to the ESPP during the three-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the accompanying Condensed Balance Sheets include $258 and $45, respectively, in accrued liabilities for employee ESPP contributions.

Note 9 — Basic and Diluted Net Loss per Common Share

For the three months ended March 31, 2026 and 2025, basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and includes common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, ESPP and warrants. For the three months ended March 31, 2025, 4,130,700, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. During the three months ended March 31, 2026 and 2025, included in the basic and diluted net loss per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Net income (loss)	$1,554	$(1,572)
Weighted average common shares outstanding, basic	27,285,236	26,886,000
Net income (loss) per share, basic	$0.06	$(0.06)
Weighted average common shares outstanding, diluted	31,547,220	26,886,000
Net income (loss) per share, diluted	$0.05	$(0.06)

Note 10 — Income Taxes

The following table summarizes the Company's income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,	March 31,
	2026	2025

Income (loss) before income taxes	$1,574	$(1,498)
Income tax expense	20	74
Effective tax rate	1.3%	(4.9%)

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

The Company's quarterly income tax provision calculated under the discrete method for the period ended March 31, 2026 captures the income tax effects of the One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025. The Company's current income tax expense for the period ended March 31, 2026 includes the benefit of the OBBBA restoring the ability to immediately deduct domestic research and experimental expenditures under Internal Revenue Code Section 174. The Company did not record any deferred income tax expense or benefit related to the OBBBA tax law changes during the period ended March 31, 2026 as the Company continues to record a full valuation allowance against its net deferred tax assets.

The effective tax rate for the three months ended March 31, 2026 varies from the three months ended March 31, 2025 primarily as a result of the Company's valuation allowance recorded against it net deferred tax assets and annual tax attribute limitations that result in current income tax expense. Taxes paid during the three months ended March 31, 2026 and 2025 were $37 and $8, respectively. Tax refunds received during the three months ended March 31, 2026 and 2025 were $109 and $0, respectively.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 11 — Related-Party Transactions

Chief Executive Officer

Previously, the Company acquired DS-200 and all related intellectual property pursuant to an asset purchase agreement (the “Selenix Agreement”) dated  June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the CEO. On  August 30, 2024, the Company amended the Selenix Agreement in tandem with an agreement to sell DS-200 in  August 2024 (see Note 13). Pursuant to the terms of the amended Selenix Agreement, Selenix waived its rights to future milestone payments and 50% of DS-200 profit in exchange for 45% of proceeds received by the Company from the DS-200 sale agreement. Selenix is 50% owned by Messa Holdings LLC (“Messa”), which is 100% owned by the CEO. In  March 2025, the Company recognized licensing revenue of $1,500 and $675 in cost of sales from a development milestone.

Note 12 — Leases

The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheets for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.

In  May 2025, the Company entered into an amendment to its office lease agreement to expand its office space, from 5,507 square feet, to 8,079 square feet and to renew its lease term. The amendment to the lease agreement was effective  September 1, 2025 and the renewal period for the office lease is for a sixty-five month period through  January 2031 and which includes tenant improvement allowances. The Company removed its existing ROU asset and liability and recorded $333 in ROU assets, $189 in tenant improvement allowances and $522 in operating lease liabilities in association with the lease extension.

The Company’s operating lease cost as presented as G&A in the Statements of Operations was $24 and $22 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $25 and $23, respectively. The ROU asset non-cash lease expense was $9 and $17  for the three months ended March 31, 2026 and 2025, respectively, and is reflected within non-cash lease expense on the Company’s Condensed Statements of Cash Flows. As of March 31, 2026 and December 31, 2025, the average remaining lease term was 4.9 and 5.2 years, respectively, and as of March 31, 2026 and December 31, 2025, the average discount rate was 11.8% for each period.

The table below presents the lease-related assets and liabilities recorded on the balance sheets as of  March 31, 2026 and  December 31, 2025:

		March 31,	December 31,
Assets	Classification	2026	2025
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$301	$310
Total leased assets		$301	$310
Liabilities
Operating lease liabilities, current	Accrued liabilities	$75	$65
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	440	460
Total operating lease liabilities		$515	$525

The Company’s future lease commitments as of March 31, 2026, are as indicated below:

	Total	2026 (Remainder)	2027	2028	2029	2030	2031 and thereafter
Undiscounted lease payments	$684	$98	$134	$138	$142	$146	$25
Less: Imputed interest	(170)
Total lease liabilities	$515

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

License and product development agreements

The Company has entered into various agreements that include commitments and contingencies which are described below.

In March 2020, the Company entered into an Exclusive License and Supply Agreement (the “Alkindi License Agreement”) with Diurnal for marketing ALKINDI SPRINKLE® in the United States. In  December 2024, the Company and Diurnal entered into an amendment to the Alkindi License Agreement to extend the agreement terms to incorporate both ALKINDI SPRINKLE® and KHINDIVITM in the existing agreement terms. The Company could pay up to $44,000 in future sales milestones. The Company pays tiered royalties of 11.0% to 17.0% on net sales.

In  June 2021, the Company acquired U.S. and Canadian rights to Crossject’s ZENEO® hydrocortisone needleless autoinjector, which is under development as a rescue treatment for adrenal crisis. The Company could pay up to $3,500 in future development milestones and up to $6,000 in commercial milestones, as well as a 10% royalty on net sales.

In September 2022, the Company entered into a licensing agreement with Lukare Medical LLC (“Lukare”) to which the Company acquired the U.S. rights to Betaine Anhydrous (betaine anhydrous oral solution). Under the terms of the agreement, Lukare is entitled to a $250 commercial milestone payment upon Betaine Anhydrous achievement of a certain net sales and a $500 payment if no generic competitors have launched within 48 months after the effective date of the license agreement.

In  March 2023, the Company acquired rare disease endocrinology product candidate, ET- 600, from Tulex. In February 2026, the FDA approved the NDA for ET-600 (“DESMODA™”) and the Company launched DESMODA™ in March 2026 and was obligated to make a milestone payment of $250 (paid in April 2026). The Company pays tiered royalties to Tulex of 12.5% to 17.0% on net sales of DESMODA™.

In  March 2024, the Company entered into a licensing agreement with APR Applied Pharma Research SA ( "APR") pursuant to which the Company agreed to acquire the U.S. rights to various products under the PKU GOLIKE brand. The Company could pay up to $2,000 in one-time sales milestones, and the Company pays a royalty of 30% of net sales less product costs to APR.

In August 2024, the Company entered into an agreement to sell its DS-200 product candidate. In  March 2025, the Company recognized licensing revenue of $1,500 from a development milestone payment. In addition, the Company could receive additional milestone payments of up to $5,000 based on the achievement of certain future development and commercial milestones related to DS-200, of which the Company would recognize 45% of the proceeds from the future milestones, with the balance being distributed to other partners.

In  November 2024, the Company entered into a licensing agreement with AMMTeK pursuant to which the Company agreed to acquire the U.S. rights to Amglidia (glyburide oral suspension). Amglidia was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the U.S. FDA. AMMTeK has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support the Company's s NDA submission. In  July 2025, the Company paid $500 to AMMTek upon the receipt of FDA meeting minutes and under the terms of the licensing agreement, the Company could pay up to $1,850 as follows: $550 upon NDA acceptance for review by the FDA and $1,300 upon NDA approval by the FDA and first commercial sale. The Company would also be required to pay a royalty of 14% of net sales to AMMTek.

In  December 2024, the Company acquired GALZIN® (zinc acetate) from Teva Pharmaceuticals USA, Inc and assumed the commercialization of the product in the U.S. during  March of 2025. The Company is required to pay the seller a royalty of 10% of U.S. net sales through the tenth anniversary of the Company's first commercial sales of the product in the U.S.

In  December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company is obligated to pay the seller $2,500 on each of the first and second anniversaries of closing, of which $2,500 was paid to Ipsen S.A. in  December 2025. As of March 31, 2026 and December 31, 2025, the present value of the deferred consideration of $2,318 and $2,259, respectively, was classified as accrued liabilities in the Condensed Balance Sheets, with $182 and $241 as of March 31, 2026 and December 31, 2025, respectively, to be accreted to interest expense over the remainder of the deferred consideration term using the effective interest rate method.

In connection with the INCRELEX® product acquisition, the Company assumed the commercial manufacturing and supply agreement between Simtra BioPharma Solutions and Ipsen Pharma SAS. The commercial manufacturing and supply agreement was executed in  November 2020 and expires in  November 2027. The commercial manufacturing and supply agreement is associated with the production of INCRELEX® for commercial usage and contains an annual production obligation and a maximum annual obligation.

Additionally, in connection with the INCRELEX® product acquisition, the Company assumed a manufacturing services agreement between Lonza Ltd and Ipsen Pharma SAS, as amended. The manufacturing services agreement was executed in  December 2022 and expires in  December 2032. The manufacturing services agreement is associated with the production of INCRELEX® bulk drug substance and contains a minimum and a maximum obligation every twenty-four months.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In  March 2025, the Company out-licensed the commercial rights to INCRELEX® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve paid the Company in  July 2025 €4,000 to license the rights to INCRELEX® for up to ten years, and Esteve also received an option to acquire the international rights in the future for a purchase price of up to €6,000. In accordance with the accounting pronouncement guidance in ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized in  March 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to deferred revenues, $266 and $457, respectively, are reflected in accrued liabilities and $1,817 and $1,762, respectively, in other long-term liabilities in the Company's Condensed Balance Sheets as of March 31, 2026 and December 31, 2025. Deferred revenues will be amortized to revenues over the course of the agreements based on quarterly INCRELEX® product sales, and at the end of the license agreement, a deferred revenue residual will be recognized at the end of the initial term of the license agreement. During the three months ended March 31, 2026, the Company recognized $158 in deferred revenues associated with the supply agreement.

In  June 2025, in connection with the asset purchase agreement with Ipsen S.A, the Company purchased $11,540 in inventory. Under the terms of the inventory purchase agreement, the Company is required to make eight equal quarterly installment payments to Ipsen S.A, beginning in the third quarter of 2025. Accordingly, the Company has classified $6,817 and $6,926, respectively, in accounts payable and $1,704 and $3,463, respectively, in other long-term liabilities in the accompanying Condensed Balance Sheets as of March 31, 2026 and December 31, 2025.

In  February 2026, the Company entered into a licensing agreement to acquire the U.S. rights to HEMANGEOL® (propranolol) oral solution from Pierre Fabre. Under the terms of the licensing agreement, the Company will pay an 8% royalty on net sales for the duration of the product’s patent protected life ( October 2028). The Company accounted for this transaction as an asset acquisition.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2026 and  December 31, 2025.

Note 14 — Subsequent Events

On April 9, 2026, the Company entered into a sixth amendment to its credit agreement with SWK. Under the amended terms of the SWK credit agreement, the interest rate was reduced from SOFR plus 6.75% to SOFR plus 6.55% with the SOFR floor reduced to 2.75% from the previous 5.0%. Further, the interest only period was extended to  November 2026. There were no fees paid to SWK associated with the credit amendment and the amended credit agreement maturity date remained in December 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our unaudited interim condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations Included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026 (the “2025 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings, including the Risk Factors set forth in Part I, Item 1A of our 2025 10-K.

Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have ten commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone. We have four additional product candidates in late-stage development: Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Results of Operations (dollars in thousands)

During the three months ended March 31, 2026, we had $24,266 in total revenues that generated a gross profit of $14,735 compared to total revenues of $17,282 during the three-month period ended March 31, 2025 that generated a gross profit of $9,861 for the period. The increase in product sales and royalties, net was primarily the result of increased sales of INCRELEX®, GALZIN®, ALKINDI SPRINKLE®, and Carglumic Acid, and the addition of KHINDIVI™ sales in the current period.

Licensing revenue during the three months ended March 31, 2026 was zero compared to $3,286 in licensing revenue during the three months ended March 31, 2025. Licensing revenue during the three months ended March 31, 2025 was due to $1,786 from our out-licensing of INCRELEX® rights outside of the U.S. and $1,500 from the recognition of a development milestone event associated with our divestiture of DS-200.

 Research and Development Expenses

During the three months ended March 31, 2026, we incurred $1,875 of research and development (“R&D”) expenses as compared to $1,161 for the same period in 2025. The increase was primarily due to higher clinical study expenses primarily associated with our KHINDIVI™ label expansion and increased expenses associated with our ET-700 project development activities.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, FDA fees, distribution expenses, business insurance, travel expenses, and general office expenses. During the three-month periods ended March 31, 2026 and 2025, we incurred $10,446 and $9,170, respectively, of G&A expenses. The increase in G&A expenses during the three months ended March 31, 2026 was primarily attributable to higher FDA fees as the Company no longer qualifies for the orphan fee exemption and higher employee-related costs due to increased headcount to support the business.

Liquidity and Capital Resources

As of March 31, 2026, we had total assets of $97.7 million, cash and cash equivalents of $19.7 million and working capital of $9.1 million.

Cash Flows

The following table sets forth a summary of our cash flows for the three-month periods ended March 31, 2026 and 2025 (dollars in thousands):

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Net cash from operating activities	$7,405	$2,090
Cash used in investing activities	(15,075)	—
Cash from financing activities	1,389	394
Change in cash and cash equivalents	$(6,281)	$2,484

During the three months ended March 31, 2026, net cash from operating activities was $7,405 compared to $2,090 during the three months ended March 31, 2025. The increase in cash from operating activities during the three months ended March 31, 2026 was primarily due to higher cash collections from product sales and lower cash outlay for inventory purchases. During the three months ended March 31, 2026, net cash used in investing activities was $15,075 and was primarily attributable to a $14,000 payment associated with the acquisition of the U.S. commercial rights to HEMANGEOL® in February 2026 and the $1,000 upfront payment for the licensing of U.S. marketing rights to an ultra-rare disease product candidate (also in February 2026). During the three months ended March 31, 2026, net cash from financing activities was $1,389 compared to $394 during the three months ended March 31, 2025. The increase in net cash from financing activities related to increased proceeds from stock option exercises.

Non-GAAP Financial Measures

      EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA includes non-recurring acquisition or divestiture-related costs and severance costs, as well as non-cash items such as share-based compensation, inventory step-up expense, depreciation and amortization, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP policy that guides the determination of what costs or gains will be included in non-GAAP adjustments.

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

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the three months ended
	March 31,	March 31,
	2026	2025
GAAP Net income (loss)	$1,554	$(1,572)
Depreciation (1)	22	12
Intangible amortization expense (2)	1,109	1,001
Interest expense (including debt discount amortization and non-cash interest expenses)	1,136	1,163
Income tax expense	20	74
EBITDA	$3,841	$678
Other non-GAAP adjustments:
Inventory step-up expense (3)	350	1,142
Stock-based compensation (4)	1,518	1,200
Severance expense (5)	—	335
Acquisition/divestiture-related costs (6)	—	320
Total of Other non-GAAP adjustments	1,868	2,997
Adjusted EBITDA	$5,709	$3,675

GAAP Net income (loss)	$1,554	$(1,572)
Non-GAAP adjustments:
Depreciation (1)	22	12
Intangible amortization expense (2)	1,109	1,001
Inventory step-up expense (3)	350	1,142
Stock-based compensation (4)	1,518	1,200
Severance expense (5)	—	335
Acquisition/divestiture-related costs (6)	—	320
Total pre-tax non-GAAP adjustments	2,999	4,010
Income tax effect of pre-tax non-GAAP adjustments (7)	71	43
Total non-GAAP adjustments	2,928	3,967
Non-GAAP Net Income	$4,482	$2,395

Weighted average number of common shares outstanding, basic	27,285	26,886
Weighted average number of common shares outstanding, diluted	31,547	31,017

GAAP income (loss) per share - Basic	$0.06	$(0.06)
Non-GAAP adjustments	0.11	0.14
Non-GAAP income per share - Basic	$0.17	$0.08

GAAP income (loss) per share - Diluted	$0.05	$(0.06)
Non-GAAP adjustments	0.09	0.13
Non-GAAP income per share - Diluted	$0.14	$0.07

(1)	Represents depreciation expense related to our property and equipment.
(2)	Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, HEMANGEOL®, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone.
(3)

During the three months ended March 31, 2026 and 2025, we recognized in cost of sales $350 and $1,142, respectively, for inventory step-up expense primarily attributable to INCRELEX® inventory revalued in connection with this product acquisition.

(4)	Represents share-based compensation expense associated with our stock option and restricted stock unit grants to our employees and non-employee directors and our employee share purchase plan.
(5)	Represents severance and benefit expenses associated with role redundancy within commercial operations during the first quarter of 2025.
(6)	Represents legal expense and other divestiture-related costs associated with the out-licensing of the INCRELEX® commercial rights in territories outside of the U.S.
(7)

Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the effective income tax rate for the period. As discussed further in Note 10, we are in a full income tax valuation allowance position and the income tax effect on pre-tax non-GAAP adjustments is commensurate with the performance measure.

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

While our significant accounting policies are described in more detail in Note 2 to notes to our financial statements included herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three months ended March 31, 2026 and 2025, all revenues recognized in the Condensed Statements of Operations were point in time sales to our customers.

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

Licensing Revenues – We recognize revenues from licensing arrangements primarily associated with product license agreements that could contain development activity milestones and agreements to divest the licensing rights to products or product candidates. At the inception of each licensing agreement, we assess the goods or services promised within the contract to identify performance obligations. If a license to our product rights is determined to be distinct from other promised goods or services, it is accounted for as a separate performance obligation. If a license grants the customer a right to use our product license, revenue is recognized at the point in time when the license is transferred to the customer and the customer has the ability to use and benefit from the product license. Additionally, revenue is recognized from product license agreements with development activity milestones when these development activities occur per the contractual terms of the agreement.

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

Principal Versus Agent – Under the terms of the transitional services agreement (“TSA”) between us and Ipsen S.A, we evaluated whether our performance obligation is a promise to transfer product to a customer as the principal, or to arrange for product to be provided by another party using a control model as the agent. This evaluation determined that we are not in control of establishing the transaction price, managing all aspects of the shipment process and taking the risk of loss for delivery, collection and returns. Based on our evaluation of the control model, we determined that our responsibilities under the TSA was as an agent and not the principal, and correspondingly, such revenue related to products sold by Ipsen S.A are reported on a net versus a gross basis.

Significant Financing Component – In determining the transaction price, we will adjust consideration for the effects of the time value of money if the expected period between payment by the licensees and the transfer of the promised goods or services to the licensees will be more than one year.

For our INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone  products, we bill at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements which are recorded as a reduction of net revenues at the date of sale/shipment. INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous, and Nitisinone product sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt pay discounts and state Medicaid are in sales reserves, accrued liabilities and net accounts receivable.

We store our INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, Carglumic Acid, Betaine Anhydrous and Nitisinone  products inventory at our pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

The state Medicaid rebate and related liability are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices.

Acquisitions

We account for business acquisitions using the acquisition method of accounting. Under this method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Our estimates of fair value are based upon assumptions believed to be reasonable but that are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

We account for acquisitions that do not meet the definition of a business as an asset acquisition. The determination of whether a transaction represents a business combination or an asset acquisition requires significant judgment, including an evaluation of whether the acquired set includes a substantive process and whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets. For transactions accounted for as asset acquisition, we allocate the purchase price, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. This allocation requires management to make significant estimates and assumptions, including the selection of valuation methodologies, discount rates, projected cash flows, and useful lives of acquired assets. Changes in these assumptions could result in materially different allocations of the purchase price, which may impact future depreciation and amortization expense. In addition, because goodwill is not recognized in asset acquisitions, the assignment of value to identifiable intangible assets may be greater than in a business combination.

We amortize finite-lived intangible assets over their estimated useful lives and evaluates indefinite-lived assets for impairment. The determination of useful lives and the timing of impairment assessments require significant judgment and may materially affect our results of operations. Critical estimates in valuing certain of the intangible assets acquired include:

●	future expected cash flows from customer contracts and license agreements;

●	historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and

●	discount rates.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. The fair value of these awards and assumption inputs are measured using the Black-Scholes option-pricing model (“BSM”).

We estimate the fair value of stock-based option awards using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on our historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility. We account for forfeitures as they occur.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which holds our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of March 31, 2026, our cash equivalents only included cash deposits and a high-grade money market fund at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We have limited exposure to foreign currency risk.

We are subject to interest rate risk in connection with our variable rate credit agreement. Our principal interest rate exposure relates to our credit agreement, which bears interest rates that are indexed against SOFR plus 6.75%. As of March 31, 2026, we had outstanding borrowings under our credit agreement totaling $30.0 million, excluding unamortized debt issuance costs and accrued exit fees.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions required disclosure.

Management recognizes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 156-15(e), and our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2025 10-K, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Asset Purchase Agreement dated February 27, 2026 by and among Pierre Fabre Medicament Sas and the Registrant (portions of the exhibit have been redacted).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

May 14, 2026	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James R. Gruber
James R. Gruber
Chief Financial Officer
(Principal Financial Officer)