Form 10-Q
period 2026-06-30
Eton Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1710340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, Eton Pharmaceuticals, Inc. had outstanding 28,583,135 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Eton Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,845	$25,942
Accounts receivable, net	24,886	11,757
Inventories, net	10,143	15,419
Prepaid expenses and other current assets	6,725	7,463
Total current assets	68,599	60,581

Property and equipment, net	352	326
Intangible assets, net	45,678	30,878
Operating lease right-of-use assets, net	1,114	310
Other long-term assets, net	64	19
Total assets	$115,807	$92,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,405	$10,976
Short-term debt, net of debt discount	8,825	8,789
Accrued Medicaid rebates	10,969	9,317
Accrued liabilities	10,925	9,408
Total current liabilities	45,124	38,490

Long-term debt, net of current portion and debt discount and accrued exit fees	19,078	21,769
Operating lease liabilities, net of current portion	1,083	460
Other long-term liabilities	3,937	5,241
Total liabilities	69,222	65,960

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,289,941 and 27,047,061 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	28	27
Additional paid-in capital	145,919	138,621
Accumulated deficit	(99,362)	(112,494)
Total stockholders’ equity	46,585	26,154

Total liabilities and stockholders’ equity	$115,807	$92,114

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$37,589	$18,928	$61,855	$32,924
Licensing revenue	—	—	—	3,286
Total net revenues	37,589	18,928	61,855	36,210

Cost of sales:
Product sales and royalties, net	12,176	7,004	21,707	13,600
Licensing revenue	—	—	—	825
Total cost of sales	12,176	7,004	21,707	14,425

Gross profit	25,413	11,924	40,148	21,785

Operating expenses:
Research and development	993	3,712	2,868	4,873
General and administrative	11,626	9,687	22,072	18,857
Total operating expenses	12,619	13,399	24,940	23,730

Income (loss) from operations	12,794	(1,475)	15,208	(1,945)

Other expense:
Interest and other expense, net	(1,076)	(1,044)	(1,916)	(2,072)

Income (loss) before income tax expense	11,718	(2,519)	13,292	(4,017)

Income tax expense	140	66	160	140

Net income (loss)	$11,578	$(2,585)	$13,132	$(4,157)
Net income (loss) per share, basic	$0.42	$(0.10)	$0.48	$(0.15)
Weighted average number of common shares outstanding, basic	27,642	26,893	27,444	26,889
Net income (loss) per share, diluted	$0.35	$(0.10)	$0.41	$(0.15)
Weighted average number of common shares outstanding, diluted	32,787	26,893	32,298	26,889

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2026 and 2025

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2026	27,359,791	$27	$141,528	$(110,940)	$30,615

Stock-based compensation	—	—	1,468	—	1,468

Stock option exercises and vesting of restricted stock	612,903	1	2,653	—	2,654

Exercise of warrants, net of shares withheld	296,215	—	—	—	—

Shares issued under employee stock purchase plan (ESPP)	21,032	—	270	—	270

Net income	—	—	—	11,578	11,578

Balances at June 30, 2026	28,289,941	$28	$145,919	$(99,362)	$46,585

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2025	26,817,535	$27	$133,888	$(109,465)	$24,450

Stock-based compensation	—	—	2,096	—	2,096

Net loss	—	—	—	(2,585)	(2,585)

Balances at June 30, 2025	26,817,535	$27	$135,984	$(112,050)	$23,961

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2026 and 2025

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2025	27,047,061	$27	$138,621	$(112,494)	$26,154

Stock-based compensation	—	—	2,986	—	2,986

Stock option exercises and vesting of restricted stock	925,633	1	4,042	—	4,043

Exercise of warrants, net of shares withheld	296,215	—	—	—	—

Shares issued under employee stock purchase plan (ESPP)	21,032	—	270	—	270

Net income	—	—	—	13,132	13,132

Balances at June 30, 2026	28,289,941	$28	$145,919	$(99,362)	$46,585

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428

Stock-based compensation	—	—	3,296	—	3,296

Stock option exercises and vesting of restricted stock	108,451	—	394	—	394

Net loss	—	—	—	(4,157)	(4,157)

Balances at June 30, 2025	26,817,535	$27	$135,984	$(112,050)	$23,961

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income (loss)	$13,132	$(4,157)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	2,986	3,296
Depreciation and amortization	2,517	2,018
Inventory step-up	1,000	2,349
Excess and obsolete inventory reserve	581	110
Debt discount amortization and non-cash interest expenses	278	342
Non-cash lease expense	45	30
Changes in operating assets and liabilities:
Accounts receivable	(13,129)	(9,092)
Inventories	4,725	(11,019)
Prepaid expenses and other assets	739	672
Accounts payable	3,429	7,970
Accrued Medicaid rebates	1,652	9,359
Accrued liabilities	704	(1,201)
Other non-current assets and liabilities	(3,999)	9,372
Net cash from operating activities	14,660	10,049

Cash flows used in investing activities
Purchases of product license rights	(15,000)	—
Purchases of property and equipment	(70)	—
Net cash used in investing activities	(15,070)	—

Cash flows from financing activities
Proceeds from stock option exercises	4,043	394
Proceeds from shares issued under the ESPP	270	—
Repayment of long-term debt	(3,000)	—
Net cash from financing activities	1,313	394

Change in cash and cash equivalents	903	10,443
Cash and cash equivalents at beginning of period	25,942	14,936
Cash and cash equivalents at end of period	$26,845	$25,379

Supplemental disclosures of cash flow information
Cash paid for interest	$1,697	$852
Cash paid for income taxes	$85	$89

The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 1 — Company Overview

The Company is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has eleven commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone, with IMPAVIDO® scheduled for commercialization in September 2026. The Company has four additional product candidates in late-stage development: Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to conform to current year presentation in the condensed financial statements and notes to financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed financial statements are unaudited and have been prepared on the same basis as the audited annual financial statements of the Company and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the results of its operations and its cash flows for the periods ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The interim financial statements are condensed and generally do not repeat the disclosures in the annual financial statements. As such, the interim financial statements herein should be read in conjunction with the Company’s latest annual financial statements filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-K on March 19, 2026. The results for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

The Company accounts for acquisitions that do not meet the definition of a business as an asset acquisition. The determination of whether a transaction represents a business combination or an asset acquisition requires significant judgment, including an evaluation of whether the acquired asset includes a substantive process and whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets. For transactions accounted for as asset acquisition, the Company allocates the purchase price, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. This allocation requires management to make significant estimates and assumptions, including the selection of valuation methodologies, discount rates, projected cash flows, and useful lives of acquired assets. Changes in these assumptions could result in materially different allocations of the purchase price, which may impact future amortization expense. In addition, because goodwill is not recognized in asset acquisitions, the assignment of value to identifiable intangible assets may be greater than in a business combination.

The Company amortizes finite-lived intangible assets over their estimated useful lives and evaluates indefinite-lived assets for impairment. The determination of useful lives and the timing of impairment assessments requires significant judgment and may materially affect the Company’s results of operations. Critical estimates in valuing certain of the intangible assets acquired include:

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

Segment Information

The Company operates the business on the basis of a single reportable segment, which includes eleven commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone. The Company primarily derives revenues from product sales to a specialty pharmacy customer, AnovoRx, who then provides order fulfillment, inventory storage and distribution services. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the Condensed Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s Condensed Balance Sheets as total assets.

The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx for the Company's INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, Carglumic Acid, Betaine Anhydrous and Nitisinone products, as well as from Pentec Health for sales of the Company’s PKU GOLIKE® product. For the six months ended June 30, 2026 and 2025, AnovoRx product sales represented 90.4% and 92.0% of net product revenues, respectively. As of June 30, 2026 and December 31, 2025, AnovoRx product sales represented 88.1% and 88.4% of net accounts receivable. During the three and six months ended June 30, 2026 and 2025, the Company's revenues from external customers were entirely derived from U.S. operations. As of June 30, 2026 and December 31, 2025, all long-lived assets were domiciled within the U.S.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents are held in U.S. financial institutions or invested in short-term U.S. treasury bills or high-grade, government money market funds. From time to time, amounts deposited with its bank exceed federally insured limits. The Company believes the associated credit risk to be minimal.

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

Inventories

The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of June 30, 2026 and  December 31, 2025, inventories consisted of purchased finished goods, semi-finished goods and raw materials.

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

Intangible Assets

The Company has historically capitalized payments it makes for licensed products when the payment is based on Food and Drug Administration (“FDA”) approval or near-term approval for the product and the cost is recoverable based on expected future cash flows from the product. In January 2026, the Company purchased the licensing rights to a product that has not received FDA approval and accordingly, is classified as In-Process Research and Development (“IPR&D”) within Intangible assets, net on the Company's Condensed Balance Sheet as of June 30, 2026. In  February 2026, the Company entered into a licensing agreement to acquire the U.S. rights to HEMANGEOL® (propranolol) oral solution from Pierre Fabre Medicament Sas (“Pierre Fabre”), in which the Company paid Pierre Fabre $14,000 upfront. The Company accounted for this transaction as an asset acquisition, and after purchase accounting adjustments for inventory step-up costs of $1,131, and including acquisition related expenses of $100, the Company recorded $12,969 for the HEMANGEOL® intangible asset which is being amortized over its useful life of ten years. In May 2026, the Company entered into a licensing agreement to acquire the U.S right to IMPAVIDO® (miltefosine) oral capsules from Knight Therapeutics, Inc., in which the Company will pay $4,250 in fixed fees. The Company capitalized $3,304 in intangible assets associated with IMPAVIDO®, which is being amortized over its useful life of ten years. The Company accounted for this transaction as an asset acquisition

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Intangible assets are amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles - Goodwill and Other. The following table presents the Company's intangible assets as of June 30, 2026 and December 31, 2025:

	Useful Life	Purchase	Purchase	Accumulated	Carrying
Intangible assets as of June 30, 2026	(In years)	Date	Price	Amortization	Value
Carglumic Acid	10	November 2021	$3,250	$1,517	$1,733
Betaine	5	September 2022	2,125	1,611	514
Nitisinone	5	October 2023	650	357	293
GoLike	10	March 2024	1,868	420	1,448
Increlex	10	December 2024	21,250	3,263	17,987
Galzin	10	December 2024	8,119	1,218	6,901
IPR&D asset		January 2026	1,000	—	1,000
Hemangeol	10	February 2026	12,969	432	12,537
Impavido	10	May 2026	3,304	39	3,265
			$54,535	$8,857	$45,678

	Useful Life	Purchase	Purchase	Accumulated	Carrying
Intangible assets as of December 31, 2025	(In years)	Date	Price	Amortization	Value
Carglumic Acid	10	November 2021	$3,250	$1,354	$1,896
Betaine	5	September 2022	2,125	1,399	726
Nitisinone	5	October 2023	650	292	358
GoLike	10	March 2024	1,868	327	1,541
Increlex	10	December 2024	21,250	2,200	19,050
Galzin	10	December 2024	8,119	812	7,307
			$37,262	$6,384	$30,878

The Company recorded $2,473 and $2,002 of amortization expense for the six months ended June 30, 2026 and 2025, respectively. The table below shows the estimated remaining amortization for these products for each of the five years from 2026 to 2030 and thereafter.

Amortization
Year	Expense
Remainder of 2026	$2,816
2027	5,707
2028	5,374
2029	5,276
2030	5,276
Thereafter	21,229
Total estimated amortization expense	$45,678

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Condensed Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized during the six-month periods ended June 30, 2026 or 2025.

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

Operating leases are reflected on the Condensed Balance Sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company does not have any finance leases as of June 30, 2026 and December 31, 2025.

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

The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at June 30, 2026 or December 31, 2025.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three and six months ended June 30, 2026 and 2025, all revenues recognized in the Condensed Statements of Operations were point in time sales to the Company's customers.

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

The Company sells its products to pharmacy distributor customers which provide order fulfillment and inventory storage/distribution services. The Company uses a third-party logistics (“3PL”) vendor to process and fulfill orders and has concluded it is the principal in the sales to wholesalers because it controls access to the 3PL vendor services rendered and directs the 3PL vendor activities.

The Company bills for its products at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid and other government program rebates which are recorded as a reduction of net revenues at the date of sale/shipment. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt pay discounts and state Medicaid and other government program rebates are in sales reserves, accrued liabilities and net accounts receivable.

The Company estimates the transaction price when it receives each purchase order taking into account the expected reductions of the selling price initially billed to the wholesaler/distributor arising from all of the above factors. The Company has developed estimates for future returns and chargebacks and the impact of other discounts and fees it pays, The Company's product sales are not subject to returns.

The Company stores its products inventory at its pharmacy distributor customer locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

The state Medicaid and other government program rebates and related liabilities are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices.

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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. No such adjustments were made for the three and six months ended June 30, 2025 as including the effects of common stock equivalents in the diluted earnings per share calculation would have been anti-dilutive. See Note 8 for further information.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes. As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Balance Sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax expense in the Condensed Statements of Operations. As of June 30, 2026 and December 31, 2025, the Company has established a 100% valuation reserve against its deferred tax assets. See Note 9 for further information.

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

Note 3 — Long-Term Debt

SWK Loan

In  November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”), which was subsequently acquired in 2026 by Runway Growth Finance Corp (“Runway Growth Finance”). The SWK Credit Agreement provided for up to $10,000 in debt financing. As a result of subsequent amendments to the SWK Credit Agreement, the Company expanded its credit facility to $30,000, extended the facility’s maturity to three years from closing with a loan maturity date of  December 17, 2027, and reduced the facility’s annual interest rate to Secured Overnight Financing Rate (“SOFR”) plus 6.75%. In April 2026, the Company entered into a sixth amendment to its credit agreement with SWK. Under the amended terms of the SWK credit agreement, the credit facility was increased to $40,000, the interest rate was reduced from SOFR plus 6.75% to SOFR plus 6.55% with the SOFR floor reduced to 2.75% from the previous 5.0%. Further, the interest only period was extended to November 2026. There were no fees paid to SWK associated with the credit amendment and the amended credit agreement maturity date remained in December 2027.

Interest payments are payable quarterly, with quarterly principal payments of $3,000 due beginning in November 2026 with a final principal payment of $12,000 due at maturity in  December 2027. The SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable is being accreted to interest expense in the Company's Condensed Statement of Operations using the effective interest expense method. The SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon certain triggering events, which the Company has deemed to be remote. Borrowing under the SWK Credit Agreement is secured by the Company's assets, contains customary default provisions, which include limits on additional indebtedness. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants.

In June 2026, Runway Growth Finance exercised 51,239 common stock warrants at an exercise price of $5.86, exercised 18,141 common stock warrants at an exercise price of $6.62 and exercised 289,736 common stock warrants at an exercise price of $5.32. The weighted average fair market value of $31.19 was based on a ten-day weighted average closing price of the Company's closing common stock price, which resulted in a net cashless settlement of 296,215 shares issued of the Company's common stock. As of June 30, 2026, there are no outstanding common stock warrants.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense of $2,149 and $2,361, respectively, which included $278 and $342, respectively, of debt discount amortization and non-cash interest expense. The Company had accrued interest of $356 and $425 as of June 30, 2026 and December 31, 2025, respectively, which is included in accrued liabilities in the accompanying Condensed Balance Sheets.

The table below reflects the future payments for the SWK loan principal as of June 30, 2026.

Amount
2026	$3,000
2027	24,000
Total payments	27,000
Less: unamortized discount	(228)
Plus: accrued exit fees at June 30, 2026	1,131
Debt, net	$27,903

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 4 — Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Computer hardware and software	$43	$200
Furniture and fixtures	159	265
Equipment	35	52
Leasehold improvements	230	295
Property and equipment, gross	466	812
Less: accumulated depreciation and amortization	(114)	(486)
Property and equipment, net	$352	$326

Depreciation expense for the six months ended June 30, 2026 and 2025 was $44 and $16, respectively. During the second quarter of 2026, the Company removed from property and equipment fully depreciated assets that are no longer in service.

Note 5 — Inventory

As of June 30, 2026 and December 31, 2025, inventory consisted of the following

	June 30,	December 31,
	2026	2025
Raw materials	$690	$557
Semi-finished goods	5,495	9,431
Finished goods	4,848	6,630
Less: excess and obsolete inventory reserve	(890)	(1,199)
Inventory, net	$10,143	$15,419

Inventory reserves were $890 and $1,199 at June 30, 2026 and December 31, 2025, respectively.

Note 6 — Common Stock

The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.

During the six months ended June 30, 2026, the Company issued 925,633 shares of its common stock resulting from stock option exercises and vesting of restricted stock units under its 2018 Equity Incentive Plan as amended in December 2020 (the “2018 Plan”), 296,215 shares of its common stock resulting from the exercise of warrants and 21,032 shares of its common stock under the Company’s 2018 Employee Stock Purchase Plan (“ESPP”). During the six months ended  June 30, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises under the 2018 Plan.

Note 7 — Share-Based Payment Awards

In November 2018, the Company’s stockholders and board of directors approved the 2018 Plan which succeeded the 2017 Plan. The 2018 Plan was amended by the board of directors in December 2020. The Company has granted RSAs, stock options and RSUs for its common stock under the 2017 Plan and 2018 Plan as detailed in the tables below. There were 1,457,446 shares available for future issuance under the 2018 Plan as of June 30, 2026.

All stock options issued have been non-qualified stock options and the exercise price was the closing stock price of the Company's common stock on the date of grant. Non-qualified stock options typically have a ten-year life and non-qualified stock options that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2025, the share reserve was increased by 1,068,323 shares based on the 26,709,084 shares of common stock outstanding at December 31, 2024. On January 1, 2026, the share reserve was increased by 1,081,882 shares based on the 27,047,061 shares of common stock outstanding at December 31, 2025.The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.

For the six months ended June 30, 2026 and 2025, the Company’s total stock-based compensation expense was $2,986 and $3,296, respectively. Of these amounts, $2,887 and $3,214 were recorded in general and administrative (“G&A”) expenses during the six months ended June 30, 2026 and 2025, respectively, and $99 and $82 were recorded in research and development expenses during the six months ended June 30, 2026 and 2025, respectively.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 7 — Share-Based Payment Awards (continued)

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding as of December 31, 2025	5,911,521	$5.35
Issued	550,474	$16.96
Exercised	(884,190)	$4.68
Forfeited/Cancelled	(172,094)	$9.64
Outstanding as of June 30, 2026	5,405,711	$6.51	6.0	$160,499
Options exercisable as of June 30, 2026	4,182,594	$5.22	5.2	$129,563

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at June 30, 2026 for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The assumptions used to calculate the estimated fair value of options granted during the six months ended June 30, 2026 and 2025 under the BSM were as follows:

	June 30, 2026	June 30, 2025
Expected dividends	—%	—%
Expected volatility	64%	65%
Risk-free interest rate	3.7 - 4.2%	3.9 - 4.7%
Expected term (in years)	6.3	6.0
Weighted average grant date fair value	$10.62	$8.43

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of options granted to non-employees equals the contractual life of the options.

Expected Volatility — Expected volatilities are based on the Company's historical volatility subsequent to our IPO, which the Company's believes represent the most accurate basis for estimating expected future volatility under the current conditions.

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

Stock based compensation related to stock options was $1,864 and $1,756 for the six-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was a total of $7,983 of unrecognized compensation costs related to non-vested stock option awards, which will be recognized over a weighted average period of approximately 2.9 years.

During the six months ended June 30, 2026, the Company issued 884,190 shares of its common stock resulting from stock option exercises at a weighted average exercise price of $4.68 per share with an intrinsic value of $21,254. During the six months ended June 30, 2025, the Company issued 108,451 shares of its stock resulting from stock option exercises at a weighted average exercise price of $3.63 per share with an intrinsic value of $1,167.

Restricted Stock Units (RSUs)

The following table summarizes restricted stock unit activity during the six months ended June 30, 2026:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2025	278,501	$9.57
Granted	303,625	$16.14
Vested	(51,277)	$11.07
Forfeited	(52,515)	$14.57
Outstanding and unvested as of June 30, 2026	478,334	$13.03

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Note 7 — Share-Based Payment Awards (continued)

Stock-based compensation expense related to RSUs was $1,002 and $1,582 for the six-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $5,163 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.1 years.

Employee Stock Purchase Plan

The ESPP provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding shares of common stock at December 31 of the preceding year or 150,000 shares of common stock, subject to reduction at the discretion of the Company’s board of directors. As of June 30, 2026, there were 954,655 shares available for issuance under the ESPP.

The annual offerings consist of two stock purchase periods, with the first purchase period ending in December and the second ending in June. The terms of the ESPP permit employees of the Company to use payroll deductions to purchase stock at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of common stock on the first date of an offering or (2) 85% of the fair market value of a share of common stock on the date of purchase. After the offering period ends, subsequent twelve-month offering periods automatically commence over the term of the ESPP on the day that immediately follows the conclusion of the preceding offering, each consisting of two purchase periods approximately six months in duration. The terms of the ESPP provide a restart feature if the Company's stock price is lower at the end of a six-month period within the twelve-month offering period than it was at the beginning of the twelve-month offering period.

The Company recorded an expense of $120 and a credit to income of $42 related to the ESPP during the six-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the accompanying Condensed Balance Sheets include $53 and $45, respectively, in accrued liabilities for employee ESPP contributions.

Note 8 — Basic and Diluted Net Income (Loss) per Common Share

For the three and six months ended June 30, 2026 and 2025, basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and includes common stock equivalents (using the treasury stock and “if converted” method) from stock options, RSUs, ESPP and warrants. For the three and six months ended June 30, 2025, 7,425,645 and 7,183,998, respectively, in common stock equivalents are excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. During the three and six months ended June 30, 2026 and 2025, included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

The following table shows the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Net income (loss)	$11,578	$(2,585)	$13,132	$(4,157)
Weighted average common shares outstanding, basic	27,642,000	26,893,000	27,444,000	26,889,000
Net income (loss) per share, basic	$0.42	$(0.10)	$0.48	$(0.15)
Weighted average common shares outstanding, diluted	32,787,000	26,893,000	32,298,000	26,889,000
Net income (loss) per share, diluted	$0.35	$(0.10)	$0.41	$(0.15)

Note 9 — Income Taxes

The following table summarizes the Company's income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Income (loss) before income taxes	$11,718	$(2,519)	$13,292	$(4,017)
Income tax expense	140	66	160	140
Effective tax rate	1.2%	(2.6%)	1.2%	(3.5%)

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

The Company's quarterly income tax provision calculated under the discrete method for the three months and six months ended June 30, 2026 captures the income tax effects of the One Big Beautiful Bill Act (“OBBBA”), which was enacted on July 4, 2025. The Company's current income tax expense for the three months and six months ended June 30, 2026 includes the benefit of the OBBBA restoring the ability to immediately deduct domestic research & experimental expenditures under Internal Revenue Code Section 174. The Company did not record any deferred income tax expense or benefit related to the OBBBA tax law changes during the period ended June 30, 2026 as the Company continues to record a full valuation allowance against its net deferred tax assets.

The effective tax rate for the three months and six months ended June 30, 2026 varies from the three months and six months ended June 30, 2025 primarily as a result of the Company's valuation allowance recorded against its net deferred tax assets and annual tax attribute utilization limitations that result in current income tax expense. Taxes paid during the six months ended June 30, 2026 and 2025 were $85 and $89, respectively. Tax refunds received during the six months ended June 30, 2026 and 2025 were $109 and $0, respectively.

Note 10 — Related-Party Transactions

Chief Executive Officer

Previously, the Company acquired DS-200 and all related intellectual property pursuant to an asset purchase agreement (the “Selenix Agreement”) dated  June 23, 2017 between the Company and Selenix LLC (“Selenix”), an entity affiliated with the CEO. On  August 30, 2024, the Company amended the Selenix Agreement in tandem with an agreement to sell DS-200 in  August 2024 (see Note 12). Pursuant to the terms of the amended Selenix Agreement, Selenix waived its rights to future milestone payments and 50% of DS-200 profit in exchange for 45% of proceeds received by the Company from the DS-200 sale agreement. Selenix is 50% owned by Messa Holdings LLC (“Messa”), which is 100% owned by the CEO. In  March 2025, the Company recognized licensing revenue of $1,500 and $825 in cost of sales from a development milestone.

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

In  May 2026, the Company entered into an additional office lease agreement for 4,634 square feet. The lease agreement was effective May 15, 2026 for a fifty-one month period through July 2030. The Company capitalized $849 in ROU assets and recorded $849 in operating lease liabilities in association with the lease agreement.

The Company’s operating lease cost was $85 and $42 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, cash paid for operating leases was $97 and $45, respectively. The ROU asset non-cash lease expense was $45 and $30 for the six months ended June 30, 2026 and 2025, respectively, and is reflected within non-cash lease expense on the Company’s Condensed Statements of Cash Flows. As of June 30, 2026 and December 31, 2025, the average remaining lease term was 4.4 and 5.2 years, respectively, and the weighted average discount rate was 11.0% and 11.8%, respectively, for each period.

The table below presents the lease-related assets and liabilities recorded on the balance sheets as of June 30, 2026 and  December 31, 2025:

		June 30,	December 31,
Assets	Classification	2026	2025
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$1,114	$310
Total leased assets		$1,114	$310
Liabilities
Operating lease liabilities, current	Accrued liabilities	$239	$65
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	1,083	460
Total operating lease liabilities		$1,322	$525

The Company’s future lease commitments as of June 30, 2026, are as indicated below:

	Total	2026 (Remainder)	2027	2028	2029	2030	2031 and thereafter
Undiscounted lease payments	$1,668	$184	$375	$387	$398	$299	$25
Less: Imputed interest	(346)
Total lease liabilities	$1,322

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

In  March 2023, the Company acquired rare disease endocrinology product candidate, ET- 600, from Tulex. In February 2026, the FDA approved the New Drug Application (“NDA”) for ET-600 (“DESMODA™”) and the Company launched DESMODA™ in March 2026 and was obligated to make a milestone payment of $250 (paid in April 2026). The Company pays tiered royalties to Tulex of 12.5% to 17.0% on net sales of DESMODA™.

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

In  November 2024, the Company entered into a licensing agreement with AMMTeK pursuant to which the Company agreed to acquire the U.S. rights to Amglidia (glyburide oral suspension). Amglidia was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the U.S. FDA. AMMTeK has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support the Company's NDA submission. In  July 2025, the Company paid $500 to AMMTek upon the receipt of FDA meeting minutes and under the terms of the licensing agreement, the Company could pay up to $1,850 as follows: $550 upon NDA acceptance for review by the FDA and $1,300 upon NDA approval by the FDA and first commercial sale. The Company would also be required to pay a royalty of 14% of net sales to AMMTek.

In  December 2024, the Company acquired GALZIN® (zinc acetate) from Teva Pharmaceuticals USA, Inc and assumed the commercialization of the product in the U.S. during  March of 2025. The Company is required to pay the seller a royalty of 10% of U.S. net sales through the tenth anniversary of the Company's first commercial sales of the product in the U.S.

In  December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company is obligated to pay the seller $2,500 on each of the first and second anniversaries of closing, of which $2,500 was paid to Ipsen S.A. in  December 2025. As of June 30, 2026 and December 31, 2025, the present value of the deferred consideration of $2,379 and $2,259, respectively, was classified as accrued liabilities in the Condensed Balance Sheets, with $121 and $241 as of June 30, 2026 and December 31, 2025, respectively, to be accreted to interest expense over the remainder of the deferred consideration term using the effective interest rate method.

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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In  March 2025, the Company out-licensed the commercial rights to INCRELEX® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve paid the Company in  July 2025 €4,000 to license the rights to INCRELEX® for up to ten years, and Esteve also received an option to acquire the international rights in the future for a purchase price of up to €6,000. In accordance with the accounting pronouncement guidance in ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized in  March 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to deferred revenues, $330 and $457, respectively, are reflected in accrued liabilities and $1,617 and $1,762, respectively, in other long-term liabilities in the Company's Condensed Balance Sheets as of June 30, 2026 and December 31, 2025. Deferred revenues will be amortized to revenues over the course of the agreements based on quarterly INCRELEX® product sales, and at the end of the license agreement, a deferred revenue residual will be recognized at the end of the initial term of the license agreement. During the six months ended June 30, 2026, the Company recognized $430 in deferred revenues associated with the supply agreement.

In  June 2025, in connection with the asset purchase agreement with Ipsen S.A, the Company purchased $11,540 in inventory. Under the terms of the inventory purchase agreement, the Company is required to make eight equal quarterly installment payments to Ipsen S.A, beginning in the third quarter of 2025. Accordingly, the Company has classified $6,884 and $6,926, respectively, in accounts payable and $0 and $3,463, respectively, in other long-term liabilities in the accompanying Condensed Balance Sheets as of June 30, 2026 and December 31, 2025.

In  February 2026, the Company entered into a licensing agreement to acquire the U.S. rights to HEMANGEOL® (propranolol) oral solution from Pierre Fabre. Under the terms of the licensing agreement, the Company will pay an 8% royalty on net sales for the duration of the product’s patent protected life ( October 2028). The Company accounted for this transaction as an asset acquisition.

In May 2026, the Company entered into a licensing agreement for the U.S. rights to IMPAVIDO® (miltefosine) oral capsules with an affiliate of Knight Therapeutics, Inc. (“Knight Therapeutics”). Under the terms of the licensing agreement, the Company will pay Knight Therapeutics $4,250 in fixed fees during the initial term ending March 31, 2032 as follows: $125 on July 1, 2026, $1,250 on April 1, 2027, $1,000 on June 30, 2028, $1,000 on June 30, 2029 and $875 on June 30, 2030. The Company's exclusive right to commercialize IMPAVIDO® in the U.S. will begin in  September 2026. As of June 30, 2026, the Company has classified $1,020 and $2,304 in accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Balance Sheets associated with the associated future fixed fees described above, with $926 to be accreted to interest expense through June 30, 2030 using the effective interest rate method. After the initial term, the Company will have the option to make up to ten additional annual renewals subject to certain conditions and an annual fee. The Company would also pay up to an additional $4,000 by making $1,000 payments when cumulative net sales reach $50,000, $100,000, $150,000 and $200,000, respectively. The Company will also pay Knight Therapeutics 55% of net sales up to $7,000 per calendar year and 50% of net sales above $7,000 per calendar year. Knight Therapeutics will be responsible for all product costs and regulatory expenses associated with IMPAVIDO®, and the Company will be responsible for sales and marketing expenses related to commercialization.

Indemnification

As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2026 and  December 31, 2025.

Note 13 — Subsequent Events

On July 31, 2026, the Company entered into a license agreement for a late-stage rare disease product candidate ASN-001 (timolol topical gel) from Auson Pharmaceuticals (“Auson”) for the treatment of proliferating superficial infantile hemangiomas. Under the terms of the agreement, the Company will pay an upfront license fee to Auson of $3,000 within thirty days of the agreement. Additionally, the Company will run a bioavailability bridging study for ASN-001 and the Company intends to submit the NDA upon completion of the study in the second half of 2027. Upon the successful approval of ASN-001 by the FDA, the Company would be responsible for the following milestone events: $5,000 upon first commercial sale of product after FDA approval; $1,000, upon first calendar year in which aggregate annual net sales of product meet or exceed $20,000 in product sales; $2,500 upon first calendar year in which aggregate annual net sales of product meet or exceed $40,000 in product sales; and $5,000 upon first calendar year in which aggregate annual net sales of product meet or exceed $80,000 in product sales, $10,000 upon first calendar year in which aggregate annual net sales of product meet or exceed $150,000 in product sales; and $10,000 upon first calendar year in which aggregate annual net sales of product meet or exceed $280,000 in product sales. The Company will pay royalties to Auson as follows: 10% royalty rate for net product sales of less than or equal to $200,000; 13% royalty rate for net product sales greater than $200,000 but less than or equal to $400,000; and 15% royalty rate for net product sales greater $400,000. The royalty tiers are based on cumulative lifetime product sales.

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

Overview

Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have eleven commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone, with IMPAVIDO® scheduled for commercialization in September 2026. We have four additional product candidates in late-stage development: Amglidia®, ET-700, ET-800 and ZENEO® hydrocortisone autoinjector.

Results of Operations (dollars in thousands)

During the three months ended June 30, 2026, we had $37,589 in total revenues that generated a gross profit of $25,413 compared to total revenues of $18,928 during the three-month period ended June 30, 2025 that generated a gross profit of $11,924 for the period. The increase in product sales, net was primarily the result of increased sales of INCRELEX®, GALZIN®, Carglumic Acid and the addition of HEMANGEOL® product sales in the current period.

During the six months ended June 30, 2026, we had $61,855 in total revenues that generated a gross profit of $40,148 compared to total revenues of $36,210 during the six-month period ended June 30, 2025 that generated a gross profit of $21,785 for the period. The increase in product sales, net was primarily the result of increased sales of INCRELEX®, GALZIN®, ALKINDI SPRINKLE®, Carglumic Acid and the addition of HEMANGEOL® product sales in the current period.

Licensing revenue during the six months ended June 30, 2026 was $0 compared to $3,286 in licensing revenue during the six months ended June 30, 2025. Licensing revenue during the six months ended June 30, 2025 was due to $1,786 from our out-licensing of INCRELEX® rights outside of the U.S. and $1,500 from the recognition of a development milestone event associated with our divestiture of DS-200.

 Research and Development Expenses

During the three months ended June 30, 2026, we incurred $993 of research and development (“R&D”) expenses as compared to $3,712 for the same period in 2025. During the six months ended June 30, 2026, we incurred $2,868 of research and development (“R&D”) expenses as compared to $4,873 for the same period in 2025. In 2025, the Company paid a $2,155 NDA filing fee for DESMODA™, which was approved by the FDA in February of 2026.

General and Administrative Expenses

G&A expenses consist primarily of employee compensation expenses, legal and professional fees, product marketing expenses, FDA fees, distribution expenses, business insurance, travel expenses, and general office expenses. During the three-month periods ended June 30, 2026 and 2025, we incurred $11,626 and $9,687, respectively, of G&A expenses. During the six-month periods ended June 30, 2026 and 2025, we incurred $22,072 and $18,857, respectively, of G&A expenses. The increase in G&A expenses during the six months ended June 30, 2026 was primarily attributable to higher FDA fees as the Company no longer qualifies for the orphan fee exemption and higher employee-related costs due to increased headcount to support the business.

Liquidity and Capital Resources

As of June 30, 2026, we had total assets of $115.8 million, cash and cash equivalents of $26.8 million and working capital of $23.5 million.

Cash Flows

The following table sets forth a summary of our cash flows for the six-month periods ended June 30, 2026 and 2025 (dollars in thousands):

	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Net cash from operating activities	$14,660	$10,049
Cash used in investing activities	(15,070)	—
Cash from financing activities	1,313	394
Change in cash and cash equivalents	$903	$10,443

During the six months ended June 30, 2026, net cash from operating activities was $14,660 compared to $10,049 during the six months ended June 30, 2025. The increase in cash from operating activities during the six months ended June 30, 2026 was primarily due to higher cash collections from product sales and lower cash outlay for inventory purchases. During the six months ended June 30, 2026, net cash used in investing activities was $15,070 and was primarily attributable to a $14,000 payment associated with the acquisition of the U.S. commercial rights to HEMANGEOL® in February 2026 and the $1,000 upfront payment for the licensing of U.S. marketing rights to an ultra-rare disease product candidate, which also occurred in February 2026. During the six months ended June 30, 2026, net cash from financing activities was $1,313 compared to $394 during the six months ended June 30, 2025. The increase in net cash from financing activities related to increased proceeds of $3,649 from stock option exercises, proceeds of $270 from the employee stock purchase program, partially offset by a $3,000 principal debt payment.

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

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
GAAP Net income (loss)	$11,578	$(2,585)	$13,132	$(4,157)
Depreciation (1)	22	4	44	16
Intangible amortization expense (2)	1,364	1,001	2,473	2,002
Interest expense (including debt discount amortization and non-cash interest expenses)	1,013	1,198	2,149	2,361
Income tax expense	140	66	160	140
EBITDA	$14,117	$(316)	$17,958	$362
Other non-GAAP adjustments:
Inventory step-up expense (3)	650	1,207	1,000	2,349
Stock-based compensation (4)	1,468	2,096	2,986	3,296
Severance expense (5)	—	—	—	335
Acquisition/divestiture-related costs (6)	—	64	—	384
Total of Other non-GAAP adjustments	2,118	3,367	3,986	6,364
Adjusted EBITDA	$16,235	$3,051	$21,944	$6,726

GAAP Net income (loss)	$11,578	$(2,585)	$13,132	$(4,157)
Non-GAAP adjustments:
Depreciation (1)	22	4	44	16
Intangible amortization expense (2)	1,364	1,001	2,473	2,002
Inventory step-up expense (3)	650	1,207	1,000	2,349
Stock-based compensation (4)	1,468	2,096	2,986	3,296
Severance expense (5)	—	—	—	335
Acquisition/divestiture-related costs (6)	—	64	—	384
Total pre-tax non-GAAP adjustments	3,504	4,372	6,503	8,382
Income tax effect of pre-tax non-GAAP adjustments (7)	735	247	806	290
Total non-GAAP adjustments	2,769	4,125	5,697	8,092
Non-GAAP Net income	$14,347	$1,540	$18,829	$3,935

Weighted average number of common shares outstanding, basic	27,642	26,893	27,444	26,889
Weighted average number of common shares outstanding, diluted	32,787	31,141	32,298	31,066

GAAP income (loss) per share - Basic	$0.42	$(0.10)	$0.48	$(0.15)
Non-GAAP adjustments	0.10	0.15	0.21	0.30
Non-GAAP income per share - Basic	$0.52	$0.05	$0.69	$0.15

GAAP income (loss) per share - Diluted	$0.35	(0.10)	$0.41	$(0.15)
Non-GAAP adjustments	0.08	0.13	0.18	0.26
Non-GAAP income per share - Diluted	$0.43	$0.03	$0.59	$0.11

(1)	Represents depreciation expense related to our property and equipment.
(2)

Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, HEMANGEOL®, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone.

(3)

During the three and six months ended June 30, 2026, we recognized in cost of sales $650 and $1,000, respectively, compared to $1,207 and $2,349 during the three and six months ended June 30, 2025, respectively, for inventory step-up expense primarily attributable to the HEMANGEOL® inventory revalued in connection with the product acquisition in 2026 period, and the INCRELEX® inventory revalued in connection with this product acquisition in the 2025 periods.

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

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three and six months ended June 30, 2026 and 2025, all revenues recognized in the Condensed Statements of Operations were point in time sales to our customers.

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

We bill for our products at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements and other government programs which are recorded as a reduction of net revenues at the date of sale/shipment. Our product sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, prompt pay discounts and state Medicaid and other government program rebates are in sales reserves, accrued liabilities and net accounts receivable.

We store our products inventory at our specialty pharmacy distributor locations, and sales are recorded when stock is pulled and shipped to fulfill specific patient orders.

The state Medicaid and other government program rebates and related liabilities are estimated based on monthly sales, historical experience of claims submitted by the various states and jurisdictions, historical rebate rates and estimated lag time of the rebate invoices.

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

We account for acquisitions that do not meet the definition of a business as an asset acquisition. The determination of whether a transaction represents a business combination or an asset acquisition requires significant judgment, including an evaluation of whether the acquired set includes a substantive process and whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets. For transactions accounted for as an asset acquisition, we allocate the purchase price, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. This allocation requires management to make significant estimates and assumptions, including the selection of valuation methodologies, discount rates, projected cash flows, and useful lives of acquired assets. Changes in these assumptions could result in materially different allocations of the purchase price, which may impact future depreciation and amortization expense. In addition, because goodwill is not recognized in asset acquisitions, the assignment of value to identifiable intangible assets may be greater than in a business combination.

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

We estimate the fair value of stock-based option awards using the BSM. The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, forfeitures and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on our historical volatility subsequent to our IPO, which we believe represents the most accurate basis for estimating expected future volatility. We account for forfeitures as they occur.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which holds our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of June 30, 2026, our cash equivalents only included cash deposits and a government money market fund at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We have limited exposure to foreign currency risk.

We are subject to interest rate risk in connection with our variable rate credit agreement. Our principal interest rate exposure relates to our credit agreement, which bears interest rates that are indexed against SOFR plus 6.55%. As of June 30, 2026, we had outstanding borrowings under our credit agreement totaling $27.0 million, excluding unamortized debt issuance costs and accrued exit fees.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15(d)-15(e), and our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2026, the Company issued an aggregate of 296,215 shares of its common stock at a weighted average exercise price of $31.83 through the exercise of warrants. The warrants were exercised on a cashless exercise basis and as a result, no cash proceeds were received by the Company and 62,901 warrants were surrendered. The warrants exercised were originally issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended Securities Exchange Act of 1933 (the “Securities Act”), and the shares of common stock issued upon exercise of the warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. The issuance was made without general solicitation or advertising, and the investor represented that they were acquiring the securities for investment purposes and not with a view to distribution.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5(1) Trading Plans. During the three-month period ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Amendment to Credit Agreement by and among the Company and SWK Funding LLC dated as of April 6, 2026

10.2	Asset Purchase Agreement dated May 18, 2026 by and among Knight Therapeutics Europe S.A. and the Registrant (portions of the exhibit have been redacted).

10.3	Offer Letter Agreement by and between the Registrant and Judith Matthews, dated as of June 3, 2026

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

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

ETON PHARMACEUTICALS, INC.

August 13, 2026	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judith M. Matthews
Judith M. Matthews
Chief Financial Officer
(Principal Financial Officer)