Form 10-Q
period 2026-09-30
Eton Pharmaceuticals, Inc.
filed 2026-11-05
CIK 1710340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

(847) 787-7361
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of each exchange on which registered
Common stock, $0.001 par value per share	ETON	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, Eton Pharmaceuticals, Inc. had outstanding 28,842,215 shares of common stock, $0.001 par value.

Eton Pharmaceuticals, Inc.
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eton Pharmaceuticals, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,628	$25,942
Accounts receivable, net	26,426	11,757
Inventories, net	11,082	15,419
Prepaid expenses and other current assets	3,646	7,463
Total current assets	96,782	60,581
Property and equipment, net	338	326
Intangible assets, net	44,280	30,878
Operating lease right-of-use assets, net	1,064	310
Deferred tax asset	14,745	—
Other long-term assets, net	64	19
Total assets	$157,273	$92,114

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,499	$10,976
Short-term debt, net of debt discount	11,842	8,789
Accrued Medicaid rebates	9,653	9,317
Accrued liabilities	16,101	9,408
Total current liabilities	54,095	38,490
Long-term debt, net of current portion, debt discount and accrued exit fees	11,227	21,769
Operating lease liabilities, net of current portion	1,017	460
Other long-term liabilities	4,011	5,241
Total liabilities	70,350	65,960
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,827,905 and 27,047,061 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	29	27
Additional paid-in capital	151,007	138,621
Accumulated deficit	(64,113)	(112,494)
Total stockholders’ equity	86,923	26,154
Total liabilities and stockholders’ equity	$157,273	$92,114
The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Condensed Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Product sales, net	$57,925	$22,459	$119,780	$55,383
Licensing revenue	—	—	—	3,286
Total net revenues	57,925	22,459	119,780	58,669
Cost of sales:
Product sales and royalties, net	13,624	14,604	35,331	28,204
Licensing revenue	—	—	—	825
Total cost of sales	13,624	14,604	35,331	29,029
Gross profit	44,301	7,855	84,449	29,640
Operating expenses:
Research and development	5,271	1,112	8,139	5,985
General and administrative	16,017	8,106	38,089	26,963
Total operating expenses	21,288	9,218	46,228	32,948
Income (loss) from operations	23,013	(1,363)	38,221	(3,308)
Other expense:
Interest and other expense, net	(656)	(592)	(2,572)	(2,664)
Income (loss) before income tax (benefit) expense	22,357	(1,955)	35,649	(5,972)
Income tax (benefit) expense	(12,892)	(28)	(12,732)	112
Net income (loss)	$35,249	$(1,927)	$48,381	$(6,084)

Net income (loss) per share, basic	$1.23	$(0.07)	$1.74	$(0.23)
Weighted average number of common shares outstanding, basic	28,661	26,893	27,855	26,891

Net income (loss) per share, diluted	$1.06	$(0.07)	$1.48	$(0.23)
Weighted average number of common shares outstanding, diluted	33,264	26,893	32,740	26,891
The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Condensed Statements of Stockholders’ Equity
For the three months ended September 30, 2026 and 2025
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2026	28,289,941	$28	$145,919	$(99,362)	$46,585
Stock-based compensation	—	—	3,309	—	3,309
Stock option exercises and vesting of restricted stock	537,964	1	1,779	—	1,780
Net income	—	—	—	35,249	35,249
Balances at September 30, 2026	28,827,905	$29	$151,007	$(64,113)	$86,923

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	26,817,535	$27	$135,984	$(112,050)	$23,961
Stock-based compensation	—	—	1,092	—	1,092
Net loss	—	—	—	(1,927)	(1,927)
Balances at September 30, 2025	26,817,535	$27	$137,076	$(113,977)	$23,126
The accompanying notes are an integral part of these condensed financial statements.
Eton Pharmaceuticals, Inc.
Condensed Statements of Stockholders’ Equity
For the nine months ended September 30, 2026 and 2025
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	27,047,061	$27	$138,621	$(112,494)	$26,154
Stock-based compensation	—	—	6,295	—	6,295
Stock option exercises and vesting of restricted stock	1,463,597	2	5,821	—	5,823
Exercise of warrants, net of shares withheld	296,215	—	—	—	—
Shares issued under employee stock purchase plan (“ESPP”)	21,032	—	270	—	270
Net income	—	—	—	48,381	48,381
Balances at September 30, 2026	28,827,905	$29	$151,007	$(64,113)	$86,923

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	26,709,084	$27	$132,294	$(107,893)	$24,428
Stock-based compensation	—	—	4,388	—	4,388
Stock option exercises and vesting of restricted stock	108,451	—	394	—	394
Net loss	—	—	—	(6,084)	(6,084)
Balances at September 30, 2025	26,817,535	$27	$137,076	$(113,977)	$23,126
The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months ended
	September 30, 2026	September 30, 2025
Operating Activities
Net income (loss)	$48,381	$(6,084)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	6,295	4,388
Depreciation and amortization	3,961	3,027
Inventory step-up	1,470	3,673
Excess and obsolete inventory reserve	620	337
Debt discount amortization and non-cash interest expenses	488	521
Non-cash lease expense	96	35
Acquired in-process research and development	3,000	—
Reversal of deferred tax asset valuation allowance	(12,892)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,734)	(7,721)
Inventories	3,377	(5,632)
Prepaid expenses and other assets	3,817	550
Accounts payable	5,523	10,092
Accrued Medicaid rebates	336	11,165
Accrued liabilities	5,460	585
Other non-current assets and liabilities	(5,297)	7,139
Net cash from operating activities	$49,901	$22,075

Investing Activities
Purchases of product license rights	$(18,225)	$—
Purchases of property and equipment	(83)	(284)
Net cash used in investing activities	$(18,308)	$(284)

Financing Activities
Proceeds from stock option exercises	$5,823	$394
Proceeds from ESPP shares issued	270	—
Repayment of long-term debt	(8,000)	—
Net cash (used in) from financing activities	$(1,907)	$394

Change in cash and cash equivalents	$29,686	$22,185
Cash and cash equivalents at beginning of period	25,942	14,936
Cash and cash equivalents at end of period	$55,628	$37,121

Supplemental disclosures of cash flow information
Cash paid for interest	$2,401	$2,395
Cash paid for income taxes, net	$106	$117
The accompanying notes are an integral part of these condensed financial statements.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 1— Company Overview
Eton Pharmaceuticals, Inc (“Eton” or “the Company”) is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. The Company currently has eleven commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone. We have five additional product candidates in late-stage development: ASN-001, ET-700, ET-800, glyburide oral suspension, and ZENEO® hydrocortisone autoinjector.
Additionally, on October 13, 2026, the Company acquired the exclusive U.S. rights to LIBERVANT®, and on November 2, 2026, the Company announced ET-900. See Note 14 for further information.

Note 2— Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to conform to current year presentation in the condensed financial statements and notes to financial statements.
Unaudited Interim Financial Information
The accompanying interim condensed financial statements and the related footnote information of the Company are unaudited and have been prepared on the same basis as the audited annual financial statements of the Company. In the opinion of management, the accompanying interim condensed financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026, and the results of its operations and its cash flows for the three and nine months ended September 30, 2026 and 2025. The interim financial statements herein should be read in conjunction with the Company’s latest Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2026. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any future year or period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, Medicaid program rebates, valuation of inventories, useful lives of assets and the recoverability of long-lived assets, valuation of deferred tax assets, and the valuation of stock options, warrants, restricted stock units ("RSUs"), and performance-based RSUs (“PSUs”). Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates or assumptions.
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
The Company accounts for acquisitions that do not meet the definition of a business as an asset acquisition. The determination of whether a transaction represents a business combination or an asset acquisition requires significant judgment, including an evaluation of whether the acquired asset includes a substantive process and whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets. For transactions accounted for as an asset acquisition, the Company allocates the purchase price, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. This allocation requires management to make significant estimates and assumptions, including the selection of valuation methodologies, discount rates, projected cash flows, and useful lives of acquired assets. Changes in these assumptions could result in materially different allocations of the purchase price, which may impact the valuation of assets acquired and liabilities assumed, as well as future amortization expense. In addition, because goodwill is not recognized in asset acquisitions, the assignment of value to identifiable intangible assets may be greater than in a business combination.
The Company amortizes finite-lived intangible assets over their estimated useful lives and evaluates indefinite-lived assets for impairment. The determination of useful lives and the timing of impairment assessments require significant judgment and may materially affect the Company’s results of operations. Critical estimates in valuing certain of the intangible assets acquired include:
•future expected cash flows from customer contracts and license agreements;
•historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and
•discount rates.
Segment Information
The Company operates the business on the basis of a single reportable segment, which includes eleven commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone. The Company primarily derives revenues from product sales to a specialty pharmacy customer, AnovoRx, who then provides order fulfillment, inventory storage and distribution services. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer, who evaluates the Company’s financial performance and results of operations as a single operating segment. The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss are reported on the Condensed Statements of Operations. Additionally, the measure of segment assets is reported on the Company’s Condensed Balance Sheets as total assets.
The Company's revenues and its accounts receivable balances are highly concentrated and consist of sales to and amounts due from AnovoRx for the Company's IMPAVIDO®, INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, Carglumic Acid, Betaine Anhydrous and Nitisinone products, as well as from Pentec Health for sales of the Company’s PKU GOLIKE® product. For the nine months ended September 30, 2026 and 2025, AnovoRx product sales represented 93.8% and 85.8% of net product revenues, respectively. As of September 30, 2026 and December 31, 2025, AnovoRx product sales represented 95.0% and 65.8% of net accounts receivable, respectively. During the three and nine months ended September 30, 2026 and 2025, substantially all of the Company's revenues from external customers were made to customers in the United States. As of September 30, 2026 and December 31, 2025, all long-lived assets were domiciled within the U.S.
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
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 2 — Summary of Significant Accounting Policies (continued)
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are recorded net of allowances for credit losses and cash discounts for prompt payment. The Company considers historical collection rates and the current financial status of its customers, as well as macroeconomic and industry-specific factors when evaluating potential credit losses. The Company's accounts receivable balances are highly concentrated with a select number of customers, consisting primarily of specialty pharmacies. Given the size and creditworthiness of these customers, the Company has not experienced and does not expect to experience material credit losses.
Inventories
The Company values its inventories at the lower of cost or net realizable value using the first-in, first-out method of valuation. The Company reviews its inventories for potential excess or obsolete issues on an ongoing basis and records a write-down if an impairment is identified. As of September 30, 2026 and December 31, 2025, inventories consisted of purchased finished goods, semi-finished goods and raw materials.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method based on the following estimated useful lives:
•Computer hardware — three years.
•Equipment, furniture and fixtures — five years.
•Leasehold improvements — estimated useful life or the remaining lease term, whichever is shorter.

Construction in progress is capitalized but not depreciated until it is placed into service.
Intangible Assets
The Company has historically capitalized payments it makes for licensed products when the payment is based on Food and Drug Administration (“FDA”) approval or near-term approval for the product and the cost is recoverable based on expected future cash flows from the product.
In January 2026, the Company purchased the licensing rights to a product that has not received FDA approval and accordingly, is classified as In-Process Research and Development (“IPR&D”) within Intangible assets, net on the Company's Condensed Balance Sheet as of September 30, 2026. In February 2026, the Company entered into a licensing agreement to acquire the U.S. rights to HEMANGEOL® (propranolol) oral solution from Pierre Fabre Medicament Sas (“Pierre Fabre”). The Company paid Pierre Fabre $14,000 for the licensing rights and $1,499 for acquired HEMANGEOL® inventory. The Company additionally incurred $100 of acquisition-related costs, resulting in total purchase consideration of $15,599. The Company accounted for this transaction as an asset acquisition. The acquired inventory had a fair value of $2,630, representing a $1,131 step-up from its acquisition value. The remaining $12,969 of purchase consideration was allocated to the HEMANGEOL® intangible asset which is being amortized over its useful life of ten years. In May 2026, the Company entered into a licensing agreement to acquire the U.S right to IMPAVIDO® (miltefosine) oral capsules from Knight Therapeutics, Inc., in which the Company will pay $4,250 in fixed fees. The Company accounted for this transaction as an asset acquisition, and capitalized $3,329 in intangible assets associated with IMPAVIDO®, which is being amortized over its useful life of ten years.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 2 — Summary of Significant Accounting Policies (continued)
Intangible assets are amortized on a straight-line basis over the estimated useful life of the product commencing on the approval date or the product acquisition date in accordance with ASC 350 — Intangibles—Goodwill and Other. The following table presents the Company's intangible assets as of September 30, 2026 and December 31, 2025:

Intangible assets as of September 30, 2026	Useful Life (In years)	Purchase Date	Purchase Price	Accumulated Amortization	Carrying Value
Carglumic Acid	10	November 2021	$3,250	$1,598	$1,652
Betaine	5	September 2022	2,125	1,718	407
Nitisinone	5	October 2023	650	390	260
GoLike	10	March 2024	1,868	467	1,401
Increlex	10	December 2024	21,250	3,794	17,456
Galzin	10	December 2024	8,119	1,421	6,698
IPR&D asset		January 2026	1,000	—	1,000
Hemangeol	10	February 2026	12,969	757	12,212
Impavido	10	May 2026	3,329	135	3,194
			$54,560	$10,280	$44,280

Intangible assets as of December 31, 2025	Useful Life (In years)	Purchase Date	Purchase Price	Accumulated Amortization	Carrying Value
Carglumic Acid	10	November 2021	$3,250	$1,354	$1,896
Betaine	5	September 2022	2,125	1,399	726
Nitisinone	5	October 2023	650	292	358
GoLike	10	March 2024	1,868	327	1,541
Increlex	10	December 2024	21,250	2,200	19,050
Galzin	10	December 2024	8,119	812	7,307
			$37,262	$6,384	$30,878
The Company recorded amortization expense of $1,423 and $3,896 for the three and nine months ended September 30, 2026, respectively, and $1,001 and $3,003 of amortization expense for the three and nine months ended September 30, 2025, respectively. The table below shows the estimated remaining amortization expense for these products.

Year	Amortization Expense
Remainder of 2026	$1,408
2027	5,710
2028	5,376
2029	5,278
2030	5,278
Thereafter	21,230
Total estimated amortization expense	$44,280
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 2 — Summary of Significant Accounting Policies (continued)
carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the Company’s Condensed Statements of Operations for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No indicators of impairment were identified that indicated potential impairment during the three and nine months ended September 30, 2026 or 2025.
Deferred Financing Costs, Debt Discount and Detachable Debt-Related Warrants
Costs incurred to issue debt are deferred and recorded as a reduction to the debt balance in the accompanying Condensed Balance Sheets. The Company amortizes these costs over the expected term of the related debt using the effective interest method. Debt discounts related to the relative fair value of warrants issued in conjunction with debt are also recorded as a reduction to the debt balance and accreted over the expected term into interest expense using the effective interest method.
Leases
The Company accounts for leases in accordance with ASC Topic 842 — Leases. The Company reviews all relevant facts and circumstances of a contract to determine if it is a lease whereby the terms of the agreement convey the right to direct the use and receive substantially all the economic benefits of an identified asset for a period of time in exchange for consideration. The associated right-of-use assets and lease liabilities are recognized at lease commencement. The Company measures lease liabilities based on the present value of the lease payments over the lease term discounted using the rate it would pay on a loan with the equivalent payments and term for the lease. The Company does not include the impact for lease term options that would extend or terminate the lease unless it is reasonably certain that it will exercise any such options. The Company accounts for the lease components separately from non-lease components for its operating leases.
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
Operating leases are reflected on the Condensed Balance Sheets as operating lease right-of-use assets, current accrued liabilities and long-term operating lease liabilities. The Company did not have any finance leases as of September 30, 2026 and December 31, 2025.
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
The Company is also subject to credit risk from its accounts receivable related to product sales as it extends credit based on an evaluation of the customer’s financial condition, and collateral is not required. The Company's accounts receivables are evaluated to determine if any allowance should be recorded based on consideration of the current economic environment, expectations of future economic conditions, specific circumstances and the Company's historical collection experience. Additionally, management monitors its exposure to accounts receivable by periodically evaluating the collectability of the account receivable based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and any prior customer credit loss experience. Based upon the review of these factors, the Company recorded no allowance for credit losses at September 30, 2026 or December 31, 2025.
Revenue Recognition from Contracts with Customers
The Company accounts for contracts with its customers in accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three and nine months ended September 30, 2026 and 2025, all revenues recognized in the Condensed Statements of Operations were point in time sales to the Company's customers.
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
The Company bills for its products at the initial product list price which are subject to offsets for patient co-pay assistance and potential state Medicaid and other government program rebates which are recorded as a reduction of net revenues. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, state Medicaid and other government program rebates and prompt pay discounts are recognized in Accrued liabilities and Accounts receivable, net, respectively.
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
Cost of Sales
Cost of product sales consists of the profit-sharing and royalty fees with the Company’s product licensing and development partners, the purchase costs for finished products from third-party manufacturers, freight and handling/storage from the Company’s 3PL logistics service providers and inventory step-up expense, and amortization expense of certain intangible assets. The costs of sales for profit-sharing, royalty fees, purchased finished products, and the associated inbound freight expense are recorded when the associated product sales revenue is recognized in accordance with the terms of shipment to customers while outbound freight and handling/storage fees charged by the 3PL service provider are expensed as they are incurred. Intangible assets are amortized on a straight-line basis over the estimated useful life of the product. Cost of product sales also reflects any write-downs or reserve adjustments for the Company’s inventories.
Licensing cost of sales may consist of supply agreements and profit-sharing agreements associated with the Company’s sale of its product licenses to customers. The costs of sales for profit-sharing agreements are recognized upon the achievement of certain development and commercial milestones.
Research and Development Expenses
Research and development (“R&D”) expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits and stock-based compensation and other costs to support the Company’s R&D operations. External contracted services include product development efforts such as clinical trial activities, manufacturing and control-related activities, certain product licensor milestone payments, and regulatory costs. R&D expenses are charged to operations as incurred. The Company reviews and accrues R&D expenses based on services performed and may, from time to time, make estimates of those costs applicable as to the stage of completion of each project. Actual results could differ from the Company’s estimates. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and are expensed as the related goods are delivered or the services are performed.
Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 2 — Summary of Significant Accounting Policies (continued)
when their inclusion would be anti-dilutive. No common stock equivalents were included for the three and nine months ended September 30, 2025 as inclusion in the diluted earnings per share calculation would have been anti-dilutive. See Note 9 for further information.
Income Taxes
The Company accounts for income taxes under the provisions of ASC 740 - Income Taxes (“ASC 740”). As part of the process of preparing the Company’s financial statements, the Company must estimate the actual current tax liabilities and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Condensed Balance Sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase or decrease to this allowance in a period, the impact will be included in income tax (benefit) expense in the Condensed Statements of Operations.
The Company calculates its quarterly income tax provision by applying an estimated annual effective tax rate to year-to-date ordinary income. The estimated annual effective tax rate is based on the Company’s current projections of full year pretax income and incorporates the expected effects of permanent book-to-tax differences, state income taxes, tax credits, and annual limitations on the utilization of net operating losses and other tax attributes. Significant unusual or infrequently occurring items, including changes in the valuation allowance and excess tax benefits or deficiencies related to stock-based compensation, are recognized as discrete items in the period in which they occur.

See Note 10 for further information.

Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation (“ASC 718”). The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered by consultants and non-employees until completed. The Company accounts for forfeitures as they occur.
The Company estimates the fair value of stock-based option awards using the Black-Scholes option-pricing model (“BSM”). The BSM requires the input of subjective assumptions, including the expected stock price volatility, the calculation of the expected term and the fair value of the underlying common stock on the date of grant, among other inputs. The risk-free interest rate was determined from the implied yields for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options or warrants. Dividends on common stock are assumed to be zero for the BSM valuation of the stock options. The expected term of stock options granted is based on vesting periods and the contractual life of the options. Expected volatilities are based on the Company's historical volatility subsequent to its initial public offering (“IPO”), which the Company believes represent the most accurate basis for estimating expected future volatility under the current conditions.
Stock-based compensation expense related to service-based RSUs is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. For PSUs granted with vesting subject to market conditions, the fair value of the award is determined at grant date using a Monte Carlo simulation under a risk-neutral geometric Brownian motion (“GBM”) framework, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied.
Fair Value Measurements
The Company measures certain of its assets and liabilities at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting requires characterization of the inputs used to measure fair value into a three-level fair value hierarchy as follows:

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
Level 2— Observable inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent from the entity.
Level 3— Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available.
Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values stated below take into account the market for the Company’s financial assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its condensed financial statements.
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
Note 3— Long-Term Debt
SWK Loan
In November 2019, the Company entered into a credit agreement (the “SWK Credit Agreement”) with SWK Funding LLC (“SWK”). SWK was subsequently acquired by Runway Growth Finance Corp. (“Runway Growth Finance”) in 2026. The SWK Credit Agreement originally provided for up to $10,000 in debt financing. As a result of subsequent amendments to the SWK Credit Agreement, the Company expanded its credit facility to $30,000, extended the facility’s maturity to three years from closing with a loan maturity date of December 17, 2027, and reduced the facility’s annual interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 6.75%. In April 2026, the Company entered into a sixth amendment to its credit agreement with SWK. Under the amended terms of the SWK credit agreement, the credit facility was increased to $40,000, the interest rate was reduced from SOFR plus 6.75% to SOFR plus 6.55% with the SOFR floor reduced to

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
2.75% from the previous 5.0%. Further, the interest only period was extended to November 2026. There were no fees paid to SWK associated with the credit amendment and the amended credit agreement maturity date remained in December 2027.
The table below reflects the future payments for the SWK loan principal as of September 30, 2026.

Amount
2026	$3,000
2027	19,000
Total payments	22,000
Less: unamortized discount	(177)
Plus: accrued exit fees at September 30, 2026	1,246
Debt, net	$23,069
Interest payments are payable quarterly, with quarterly principal payments of $3,000 due beginning in November 2026 and an original final principal payment of $12,000 due at maturity in December 2027. During the three months ended September 30, 2026, the Company made a prepayment of the final principal payment of $5,000. Following this prepayment, the final principal payment due in December 2027 was $7,000 as of September 30, 2026. The SWK Credit Agreement includes a 5.0% exit fee payable at maturity and this exit fee payable is being accreted to interest expense in the Company's Condensed Statement of Operations using the effective interest expense method. The SWK Credit Agreement contains a mandatory prepayment clause that can compel the Company to partially prepay the loan upon certain triggering events, which the Company has deemed to be remote. Borrowing under the SWK Credit Agreement is secured by the Company's assets and contains customary default provisions, which include limits on additional indebtedness. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants.
The table below presents the Company's interest expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total interest expense	$959	$1,212	$3,107	$3,573
Debt discount amortization and non-cash interest expense included in interest expense	$210	$189	$488	$531
The Company had accrued interest of $285 and $425 as of September 30, 2026 and December 31, 2025, respectively, which is included in accrued liabilities in the accompanying Condensed Balance Sheets.

In June 2026, Runway Growth Finance exercised 51,239 common stock warrants at an exercise price of $5.86, 18,141 common stock warrants at an exercise price of $6.62 and 289,736 common stock warrants at an exercise price of $5.32. The weighted average fair market value of $31.19 was based on a ten-day weighted average closing price of the Company's closing common stock price, which resulted in a net cashless settlement of 296,215 shares issued of the Company's common stock. As of September 30, 2026, there are no outstanding common stock warrants.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 4— Property and Equipment
Property and equipment consist of the following:

	September 30, 2026	December 31, 2025
Computer hardware and software	$43	$200
Furniture and fixtures	167	265
Equipment	35	52
Leasehold improvements	229	295
Property and equipment, gross	474	812
Less: accumulated depreciation	(136)	(486)
Property and equipment, net	$338	$326
Depreciation expense was $21 and $65 for the three and nine months ended September 30, 2026, respectively, and $8 and $24 for the three and nine months ended September 30, 2025, respectively. During the second quarter of 2026, the Company removed from property and equipment fully depreciated assets that are no longer in service.

Note 5— Inventory
As of September 30, 2026 and December 31, 2025, inventory consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$5,073	$557
Semi-finished goods	204	9,431
Finished goods	6,733	6,630
Less: excess and obsolete inventory reserve	(928)	(1,199)
Inventory, net	$11,082	$15,419
Note 6— Accrued Liabilities
As of September 30, 2026 and December 31, 2025, accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued royalties	$6,713	$3,602
Accrued compensation	3,277	2,591
Income taxes payable	1,630	—
Deferred consideration	3,365	2,259
Other accrued liabilities	1,116	956
Accrued liabilities	$16,101	$9,408

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 7— Common Stock
The Company has 50,000,000 authorized shares of $0.001 par value common stock under its Amended and Restated Certificate of Incorporation.
During the nine months ended September 30, 2026, the Company issued 1,463,597 shares of its common stock resulting from stock option exercises and vesting of restricted stock units under its 2018 Equity Incentive Plan, as amended, (the “2018 Plan”), 296,215 shares of its common stock resulting from the exercise of warrants and 21,032 shares of its common stock under the ESPP. During the nine months ended September 30, 2025, the Company issued 108,451 shares of its common stock resulting from stock option exercises under the 2018 Plan.
Note 8— Share-Based Payment Awards
In November 2018, the Company’s stockholders and board of directors approved the 2018 Plan, which succeeded the 2017 Equity Incentive Plan (the “2017 Plan”). The 2018 Plan was amended by the board of directors in December 2020. The Company has granted stock options, restricted stock awards (“RSAs”), RSUs and PSUs for its common stock under its plans as detailed in the tables below. There were 828,659 shares available for future issuance under the 2018 Plan as of September 30, 2026, and there are no shares available to be issued from the 2017 Plan.
All stock options issued have been non-qualified stock options and the exercise price was the closing stock price of the Company's common stock on the date of grant. Non-qualified stock options typically have a ten-year life and non-qualified stock options that are expired, terminated, surrendered or cancelled without having been fully exercised will be available for future awards under the 2018 Plan. In addition, the 2018 Plan provides that commencing January 1, 2019 through January 1, 2028, the share reserve will be increased by 4% of the total number of shares outstanding as of the preceding December 31, subject to a reduction at the discretion of the Company’s board of directors. On January 1, 2025, the share reserve was increased by 1,068,323 shares based on the 26,709,084 shares of common stock outstanding at December 31, 2024. On January 1, 2026, the share reserve was increased by 1,081,882 shares based on the 27,047,061 shares of common stock outstanding at December 31, 2025. The exercise price for stock options granted is not less than the fair value of common stock as of the date of grant. The Company uses the closing stock price on the date of grant as the exercise price.
The following table summarizes the Company's stock-based compensation expense by line item in the Condensed Statements of Operations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
General and administrative expenses	$3,234	$1,054	$6,121	$4,268
Research and development expenses	$75	$38	$174	$120
Total stock-based compensation expense	$3,309	$1,092	$6,295	$4,388

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 8 — Share-Based Payment Awards (continued)
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	5,911,521	$5.35
Issued	612,611	$20.76
Exercised	(1,357,919)	$4.30
Forfeited/Cancelled	(190,973)	$10.11
Outstanding as of September 30, 2026	4,975,240	$7.36	6.0	$219,919
Options exercisable as of September 30, 2026	3,857,357	$5.51	5.3	$177,351
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock at September 30, 2026 for those stock options that had strike prices lower than the fair value of the Company’s common stock.
The assumptions used to calculate the estimated fair value of options granted during the nine months ended September 30, 2026 and 2025 under the BSM were as follows:

	Nine months ended
	September 30, 2026			September 30, 2025
Expected dividends			—%			—%
Expected volatility			64%			65%
Risk-free interest rate	4.4%	-	5.1%	3.9%	-	4.7%
Expected term (in years)			6.3			6.0
Weighted average grant date fair value			$13.05			$8.41
Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options granted to employees and directors, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of options granted to non-employees equals the contractual life of the options.
Expected Volatility — Expected volatilities are based on the Company's historical volatility subsequent to its IPO, which the Company's believes represent the most accurate basis for estimating expected future volatility under the current conditions.
Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options.
Expected Dividend — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options. Therefore, the Company has estimated the dividend yield to be zero.
Fair value of Common Stock —The Company uses the closing stock price on the date of grant for the fair value of the common stock.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 8 — Share-Based Payment Awards (continued)
Stock-based compensation related to stock options was $806 and $1,991 for the three month periods ended September 30, 2026 and 2025, respectively, and $2,670 and $3,747 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was a total of $9,077 of unrecognized compensation costs related to non-vested stock option awards, which will be recognized over a weighted average period of approximately 3.0 years.
During the nine months ended September 30, 2026, the Company issued 1,357,919 shares of its common stock resulting from stock option exercises at a weighted average exercise price of $4.30 per share with an intrinsic value of $43,399. During the nine months ended September 30, 2025, the Company issued 108,451 shares of its stock resulting from stock option exercises at a weighted average exercise price of $3.63 per share with an intrinsic value of $1,167.
Restricted Stock Units
The following table summarizes restricted stock unit activity during the nine months ended September 30, 2026:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding and unvested as of December 31, 2025	278,501	$9.57
Granted	304,571	$16.22
Vested	(105,678)	$6.73
Forfeited	(55,502)	$14.62
Outstanding and unvested as of September 30, 2026	421,892	$14.42
Stock-based compensation expense related to RSUs was $506 and $195 for the three month periods ended September 30, 2026 and 2025, respectively, and $1,508 and $611 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $4,650 of unrecognized stock-based compensation expense related to unvested RSUs, which will be recognized over a weighted average period of approximately 3.0 years.
Performance-Based Restricted Stock Units
On July 31, 2026, the Company granted to certain members of management a total of 587,570 PSUs with a grant date fair value of $39.05 per share. The granted PSUs vest upon the satisfaction of two criteria: (1) a market condition requiring the Company's closing stock price to reach or exceed $72.36 for one trading day at any time from the grant date through July 31, 2029, and (2) the completion of a two-year continuous service period from the date of grant. If both conditions have not been satisfied by the third anniversary of the grant date, the unvested PSUs are forfeited for no consideration. The fair value of the PSUs was determined using a Monte Carlo simulation under a GBM framework. None of the PSUs vested during the three months ended September 30, 2026. As of September 30, 2026, 587,570 PSUs remain outstanding and unvested.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 8 — Share-Based Payment Awards (continued)
The assumptions used to calculate the estimated fair value PSUs granted during the nine months ended September 30, 2026 under the GBM were as follows:

September 30, 2026
Expected dividends	—%
Expected volatility	64%
Risk-free interest rate	4.3%
Expected term (in years)	2.0
Weighted average grant date fair value	$39.05

Stock-based compensation expense related to PSUs was $1,943 for the three and nine months ended September 30, 2026. As of September 30, 2026, there was $21,001 of unrecognized stock-based compensation expense related to unvested PSUs, which will be recognized over a weighted average period of approximately 1.8 years.

Employee Stock Purchase Plan

The ESPP provides for an initial reserve of 150,000 shares, and this reserve is automatically increased on January 1 of each year by the lesser of 1% of the outstanding shares of common stock at December 31 of the preceding year or 150,000 shares of common stock, subject to reduction at the discretion of the Company’s board of directors. As of September 30, 2026, there were 954,655 shares available for issuance under the ESPP.
The annual offerings consist of two stock purchase periods, with the first purchase period ending in December and the second ending in June. The terms of the ESPP permit employees of the Company to use payroll deductions to purchase stock at a price per share that is at least the lesser of (1) 85% of the fair market value of a share of common stock on the first date of an offering or (2) 85% of the fair market value of a share of common stock on the date of purchase. After the offering period ends, subsequent twelve month offering periods automatically commence over the term of the ESPP on the day that immediately follows the conclusion of the preceding offering, each consisting of two purchase periods approximately six months in duration. The terms of the ESPP provide a restart feature if the Company's stock price is lower at the end of a six month period within the twelve month offering period than it was at the beginning of the twelve month offering period.
The Company recorded an expense of $54 and $72 related to the ESPP during the three months ended September 30, 2026 and 2025, respectively, and $174 and $30 related to the ESPP during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the accompanying Condensed Balance Sheets include $182 and $45, respectively, in Accrued liabilities for employee ESPP contributions.
Note 9— Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares, such as unvested restricted stock, stock options and warrants that are outstanding during the period. Common stock equivalents are excluded from the computation when their inclusion would be anti-dilutive. During the three and nine months ended September 30, 2026 and 2025, included in the basic and diluted net income (loss) per share calculation were RSUs awarded to directors that had vested, but the issuance and delivery of the shares are deferred until the director retires from service as a director.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
The following table shows the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$35,249	$(1,927)	$48,381	$(6,084)
Weighted average common shares outstanding, basic	28,660,515	26,893,000	27,854,783	26,891,000
Net income (loss) per share, basic	$1.23	$(0.07)	$1.74	$(0.23)
Weighted average common shares outstanding, diluted	33,263,894	26,893,000	32,739,522	26,891,000
Net income (loss) per share, diluted	$1.06	$(0.07)	$1.48	$(0.23)

Anti-dilutive securities excluded from diluted weighted average common shares	42,800	7,087,170	42,800	7,633,966
Note 10— Income Taxes
The following table summarizes the Company's income tax (benefit) expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income (loss) before income tax (benefit) expense	$22,357	$(1,955)	$35,649	$(5,972)
Income tax (benefit) expense	(12,892)	(28)	(12,732)	112
Effective tax rate	(57.7%)	1.4%	(35.7%)	(1.9%)
For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $12,892 and $12,732, respectively. For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $28 and an expense of $112, respectively.
For the three and nine months ended September 30, 2026, the difference between the income tax benefit and the tax at the federal statutory rate of 21% was primarily due to the release of previously recorded valuation allowances against the Company's federal net operating losses. The release of the valuation allowance against a portion of the Company's state net operating losses and other discrete tax benefits also contributed to the difference. For the three and nine months ended September 30, 2025, the difference between the income tax benefit or expense and the tax at the federal statutory rate of 21% was due to the impact of the valuation allowance, partially offset by state income taxes.

The valuation allowance is determined in accordance with the provisions of ASC 740, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In the third quarter of 2026, the Company primarily relied upon its projected availability of future taxable income from its forecasts for pre-tax income. The Company obtained additional, secondary support from reviewing its reversing taxable differences. As a result, the Company determined that it was more-likely-than-not that its federal, and a portion of its state, deferred tax assets would be realized. Accordingly, the associated valuation allowance was released during the three months ended September 30, 2026. The Company continues to maintain a valuation allowance against deferred tax assets that are not expected to be realized, principally relating to a portion of its Illinois net operating loss carryforwards.

The Company's quarterly income tax provision for the three and nine months ended September 30, 2026 captures the income tax effects of the One Big Beautiful Bill Act (the “Act”), which was enacted on July 4, 2025. The Company’s estimated annual effective tax rate reflects the benefit of the Act provision restoring the ability to immediately deduct

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
domestic research and experimental expenditures under Internal Revenue Code Section 174. Accordingly, the Company recognized the deferred tax effects of the Act and other temporary differences to the extent the related deferred tax assets were determined to be more likely than not realizable.

Taxes paid, net, during the nine months ended September 30, 2026 and 2025 were $106 and $117, respectively. Tax refunds received during the nine months ended September 30, 2026 and 2025 were $110 and zero, respectively.

Note 11— Related-Party Transactions
Chief Executive Officer
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
Note 12— Leases
The Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheets for substantially all leases, including operating leases, and separates lease components from non-lease components related to its office space lease.
In May 2025, the Company entered into an amendment to its office lease agreement to expand its office space, from 5,507 square feet to 8,079 square feet, and to renew its lease term. The amendment to the lease agreement was effective September 1, 2025 and the renewal period for the office lease is for a sixty-five month period through January 2031 and included tenant improvement allowances. The Company removed its existing ROU asset and liability and recorded $333 in ROU assets, $189 in tenant improvement allowances and $522 in operating lease liabilities in association with the lease extension.
In May 2026, the Company entered into an additional office lease agreement for 4,634 square feet. The lease agreement was effective May 15, 2026 for a fifty-one month period through July 2030. The Company capitalized $849 in ROU assets and recorded $849 in operating lease liabilities in association with the lease agreement.
The Company’s operating lease cost was $175 and $36 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, cash paid for operating leases was $189 and $68, respectively. The ROU asset non-cash lease expense was $96 and $35 for the nine months ended September 30, 2026 and 2025, respectively, and is reflected within non-cash lease expense on the Company’s Condensed Statements of Cash Flows. As of September 30, 2026 and December 31, 2025, the average remaining lease term was 4.1 and 5.2 years, respectively, and the weighted average discount rate for the Company's leases was 11.0% and 11.8%, respectively, for each period.

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
The table below presents the lease-related assets and liabilities recorded on the balance sheets as of September 30, 2026 and December 31, 2025:

Assets	Classification	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets, net	$1,064	$310
Total leased assets		$1,064	$310
Liabilities
Operating lease liabilities, current	Accrued liabilities	$248	$65
Operating lease liabilities, noncurrent	Operating lease liabilities, net of current portion	1,017	460
Total operating lease liabilities		$1,265	$525
The Company’s future lease commitments as of September 30, 2026, are as indicated below:

Year	Undiscounted lease payments
Remainder of 2026	$92
2027	375
2028	387
2029	398
2030	299
Thereafter	25
Total undiscounted lease payments	1,576
Less: Imputed interest	(311)
Total lease liabilities	$1,265
Note 13— Commitments and Contingencies
Legal
The Company is subject to legal proceedings and claims that may arise in the ordinary course of business. The Company is not aware of any pending or threatened litigation matters at this time that would have a material impact on the operations of the Company.
License and product development agreements
The Company has entered into various agreements that include commitments and contingencies, which are described below.
In March 2020, the Company entered into an Exclusive License and Supply Agreement with Diurnal for marketing ALKINDI SPRINKLE® in the United States (the “Alkindi License Agreement”). In December 2024, the Company and Diurnal entered into an amendment to the Alkindi License Agreement to extend the agreement terms to incorporate both ALKINDI SPRINKLE® and KHINDIVITM in the existing agreement terms. The Company could pay up to $44,000 in future sales milestones. The Company pays tiered royalties of 11.0% to 17.0% on net sales.
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

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
In September 2022, the Company entered into a licensing agreement with Lukare Medical LLC (“Lukare”) to which the Company acquired the U.S. rights to Betaine Anhydrous (betaine anhydrous oral solution). Under the terms of the agreement, Lukare is entitled to a $250 commercial milestone payment upon Betaine Anhydrous achievement of a certain net sales and a $500 payment if no generic competitors have launched within 48 months after the effective date of the license agreement. The $500 payment was made in September 2026.
In March 2023, the Company acquired rare disease endocrinology product candidate, ET-600, from Tulex. In February 2026, the FDA approved the New Drug Application (“NDA”) for ET-600 (“DESMODA™”) and the Company launched DESMODA™ in March 2026 and was obligated to make a milestone payment of $250, which was paid in April 2026. The Company pays tiered royalties to Tulex of 12.5% to 17.0% on net sales of DESMODA™.
In March 2024, the Company entered into a licensing agreement with APR Applied Pharma Research SA (“APR”) pursuant to which the Company agreed to acquire the U.S. rights to various products under the PKU GOLIKE brand. The Company could pay up to $2,000 in one-time sales milestones, and the Company pays a royalty of 30% of net sales less product costs to APR.
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
In November 2024, the Company entered into a licensing agreement with AMMTeK pursuant to which the Company agreed to acquire the U.S. rights to glyburide oral suspension. Glyburide oral suspension was approved by the European Medicines Agency in 2018 and has been granted Orphan Drug Designation by the FDA. AMMTeK has conducted a post-approval study tracking five years of real-world safety and efficacy in European patients, which will be used to support the Company's NDA submission. In July 2025, the Company paid $500 to AMMTeK upon the receipt of FDA meeting minutes. Under the terms of the licensing agreement, the Company could pay up to $1,850 as follows: $550 upon NDA acceptance for review by the FDA and $1,300 upon NDA approval by the FDA and first commercial sale. The Company would also be required to pay a royalty of 14% of net sales to AMMTek.
In December 2024, the Company acquired GALZIN® (zinc acetate) from Teva Pharmaceuticals USA, Inc and assumed the commercialization of the product in the U.S. during March of 2025. The Company is required to pay the seller a royalty of 10% of U.S. net sales through the tenth anniversary of the Company's first commercial sales of the product in the U.S.
In December 2024, the Company acquired INCRELEX® (mecasermin injection) from Ipsen S.A. The Company is obligated to pay the seller $2,500 on each of the first and second anniversaries of closing, of which $2,500 was paid to Ipsen S.A. in December 2025. As of September 30, 2026 and December 31, 2025, the present value of the deferred consideration of $2,443 and $2,259, respectively, was classified as accrued liabilities in the Condensed Balance Sheets, with $57 and $241 as of September 30, 2026 and December 31, 2025, respectively, to be accreted to interest expense over the remainder of the deferred consideration term using the effective interest rate method.
In connection with the INCRELEX® product acquisition, the Company assumed the commercial manufacturing and supply agreement between Simtra BioPharma Solutions and Ipsen Pharma SAS. The commercial manufacturing and supply agreement was executed in November 2020. The initial term of the supply agreement expires in November 2027 and renews for two additional two year terms thereafter. The commercial manufacturing and supply agreement is associated with the production of INCRELEX® for commercial usage and contains an annual production obligation and a maximum annual obligation.
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
In March 2025, the Company out-licensed the commercial rights to INCRELEX® in territories outside of the U.S. to Esteve Pharmaceuticals, S.A. (“Esteve”). Under the terms of the licensing agreement, Esteve paid the Company €4,000 in July 2025 to license the rights to INCRELEX® for up to ten years, and Esteve also received an option to acquire the international rights in the future for a purchase price of up to €6,000. In accordance with ASC 606 with respect to the license and supply agreements between the Company and Esteve, the Company recognized in March 2025, $4,327 in accounts receivable, licensing revenues of $1,786 and deferred revenues of $2,541. With respect to deferred revenues, $497 and $457, respectively, are reflected in accrued liabilities and $1,416 and $1,762, respectively, in other long-term liabilities in the Company's Condensed Balance Sheets as of September 30, 2026 and December 31, 2025. Deferred revenues will be amortized to revenues over the course of the agreements based on quarterly INCRELEX® product sales, and at the end of the initial term of the license agreement a deferred revenue residual will be recognized. During the three and nine months ended September 30, 2026, the Company recognized revenue of $65 and $495, respectively, from deferred revenues associated with the supply agreement. During the three and nine months ended September 30, 2025, the Company recognized revenue of $322 from deferred revenues associated with the supply agreement.
In June 2025, in connection with the asset purchase agreement with Ipsen S.A, the Company purchased $11,540 in inventory. Under the terms of the inventory purchase agreement, the Company is required to make eight equal quarterly installment payments to Ipsen S.A, beginning in the third quarter of 2025. Accordingly, the Company has classified $5,036 and $6,926, respectively, in accounts payable and zero and $3,463, respectively, in other long-term liabilities in the accompanying Condensed Balance Sheets as of September 30, 2026 and December 31, 2025.
In February 2026, the Company entered into a licensing agreement to acquire the U.S. rights to HEMANGEOL® (propranolol) oral solution from Pierre Fabre. Under the terms of the licensing agreement, the Company will pay an 8% royalty on net sales for the duration of the product’s patent protected life, which expires in October 2028. The Company accounted for this transaction as an asset acquisition.
In May 2026, the Company entered into a licensing agreement for the U.S. rights to IMPAVIDO® (miltefosine) oral capsules with an affiliate of Knight Therapeutics, Inc. (“Knight Therapeutics”). Under the terms of the licensing agreement, the Company will pay Knight Therapeutics $4,250 in fixed fees during the initial term ending March 31, 2032 as follows: $125 on July 1, 2026, $1,250 on April 1, 2027, $1,000 on June 30, 2028, $1,000 on June 30, 2029 and $875 on June 30, 2030. The Company made the first payment of $125 in the third quarter of 2026. The Company's exclusive right to commercialize IMPAVIDO® in the U.S. began in September 2026. As of September 30, 2026, the Company has classified $922 and $2,372 in accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Balance Sheets associated with the associated future fixed fees described above, with $831 to be accreted to interest expense through June 30, 2030 using the effective interest rate method. After the initial term, the Company will have the option to make up to ten additional annual renewals subject to certain conditions and an annual fee. The Company will also pay (i) up to an additional $4,000 based on tiered revenue milestones ranging from $50,000 to $200,000, (ii) royalties of 55% of net sales up to $7,000 per calendar year, and (iii) royalties of 50% of net sales above $7,000 per calendar year. Knight Therapeutics will be responsible for all product costs and regulatory expenses associated with IMPAVIDO®, and the Company will be responsible for sales and marketing expenses related to commercialization.
In July 2026, the Company entered into a licensing agreement for a late-stage rare disease product candidate ASN-001 (timolol topical gel) from Auson Pharmaceuticals (“Auson”). Under the terms of the licensing agreement, the Company paid Auson an upfront license fee of $3,000 in August 2026. Upon the successful approval by the FDA of an NDA for ASN-001, the Company will be responsible for (i) a payment of $5,000 to Auson upon the first commercial sale of product after FDA approval, (ii) payments of up to $28,500 to Auson based on tiered revenue milestones ranging from $20,000 to $280,000 in net product sales and (iii) tiered royalty payments to Auson of 10% to 15% of sales of the ASN-001 product.
Indemnification
As permitted under Delaware law and in accordance with the Company’s Amended and Restated Bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is

Eton Pharmaceuticals, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2026 and December 31, 2025.
Note 14 — Subsequent Events
LIBERVANT®

On October 13, 2026, the Company entered into a license agreement (the “License Agreement”) with Aquestive Therapeutics, Inc. (“Aquestive”) pursuant to which the Company acquired exclusive U.S. rights to commercialize LIBERVANT® (diazepam) buccal film (the “Product”) for the acute treatment of seizure clusters in patients with epilepsy, subject to applicable regulatory approvals. Under the terms of the agreement, the Company paid Aquestive an upfront license fee of $10,000 in October 2026. In addition, the Company is responsible for regulatory and commercial milestone payments to Aquestive of up to an aggregate of $47,500 as follows: $10,000 upon first commercial sale in the United States, reduced to $5,000 if full FDA approval permitting commercial sale for ages 2–5 has not been received; $2,500 upon approval by the FDA of the Product for patients ages 6–11; and up to $35,000 of commercial milestones tied to Product’s achievement of certain annual net sales levels in the United States. The Company will pay Aquestive a mid-teens royalty on annual net sales of the Product. In connection with the License Agreement, the Company also entered into a supply agreement with Aquestive (the “Supply Agreement”) under which Aquestive will serve as the exclusive manufacturer and supplier of the Product, subject to specified exceptions. The Supply Agreement provides for an initial term of 20 years. At the conclusion of such initial term, the Supply Agreement will be subject to an automatic extension for succeeding three-year periods unless either party terminates with at least two years notice prior to the end of the initial or any succeeding term.
ET-900

On November 2, 2026, the Company announced ET-900, a new development program evaluating mecasermin injection for the treatment of infantile and epileptic spasms. Mecasermin is a recombinant form of IGF-1 and the active ingredient in INCRELEX. The Company has entered into a license agreement with Baylor College of Medicine covering patent rights related to the use of IGF-1 for the treatment of spasms. Under the license agreement, upon FDA approval for infantile and epileptic spasms, the Company will pay $1,000 upon first commercial sale and up to $8,000 of milestones based on annual net sales within the indication ranging from $50,000 to $500,000. Additionally, the Company will pay a low single-digit royalty on annual net sales of ET-900 for infantile and epileptic spasms.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “expect,” “intend,” “may,” “plan,” “seek” or similar language, or the negative of these words and phrases. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider other matters set forth in our SEC filings, including the Risk Factors set forth in Part I, Item 1A of our 2025 10-K.
Overview
Eton is an innovative pharmaceutical company focused on developing and commercializing treatments for rare diseases. We currently have eleven commercial rare disease products: INCRELEX®, HEMANGEOL®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone. We have five additional product candidates in late-stage development: ASN-001, ET-700, ET-800, glyburide oral suspension, and ZENEO® hydrocortisone autoinjector.
Additionally, on October 13, 2026, the Company acquired the exclusive U.S. rights to LIBERVANT®, and on November 2, 2026, the Company announced ET-900. See Note 14 to the Notes to the Consolidated Financial Statements for further information.

Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net Revenues
During the three months ended September 30, 2026, we had $57,925 in net revenues, compared to $22,459 during the three months ended September 30, 2025. The $35,466 increase was primarily driven by the acquisition of HEMANGEOL® in February 2026, and higher product sales, net of ALKINDI SPRINKLE®, KHINDIVI™, INCRELEX® product sales in the U.S., GALZIN®, DESMODA™ and Carglumic Acid. This was partially offset by lower INCRELEX® product sales outside the U.S.

Gross Profit
During the three months ended September 30, 2026, we generated a gross profit of $44,301, compared to $7,855 during the three months ended September 30, 2025. The $36,446 increase was primarily driven by higher net revenues and a favorable change in product mix resulting from higher INCRELEX® sales in the U.S. and a decrease in INCRELEX® product sales outside the U.S.
Research and Development Expenses
During the three months ended September 30, 2026, we incurred $5,271 of research and development (“R&D”) expenses, compared to $1,112 during the three months ended September 30, 2025. The $4,159 increase was primarily due to the $3,000 payment to Auson for the rights to ASN-001 and higher R&D spending on the development of glyburide oral suspension.

General and Administrative Expenses
During the three months ended September 30, 2026, we incurred $16,017 of general and administrative (“G&A”) expenses, compared to $8,106 during the three months ended September 30, 2025. The $7,911 increase was primarily driven by (i) higher stock-based compensation due to the performance stock units that were issued in the third quarter of 2026, higher employee compensation due to increased headcount, and increased performance-based compensation associated with the performance of the business, (ii) increased operating costs to support a larger business and an expanded portfolio of commercial products, and (iii) higher U.S. Food and Drug Administration (“FDA”) fees following the loss of eligibility for the orphan drug fee exemption.
Income Taxes
During the three months ended September 30, 2026, we had an income tax benefit of $12,892 compared to a benefit of $28 during the three months ended September 30, 2025. During the three months ended September 30, 2026, we determined that it was more-likely-than-not that we would be able to utilize our federal and certain state deferred tax assets. Accordingly, we released the valuation allowance associated with our federal, and a portion of our state, deferred tax assets, resulting in the recognition of an income tax benefit during the three months ended September 30, 2026. See Note 10 to the Notes to the Consolidated Financial Statements for further details.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net Revenues
During the nine months ended September 30, 2026, we generated $119,780 of product sales, net, compared to $55,383 during the nine months ended September 30, 2025. The $64,397 increase was primarily driven by the acquisition of HEMANGEOL® and higher product sales, net of INCRELEX®, GALZIN®, ALKINDI SPRINKLE®, KHINDIVI™, DESMODA™ and Carglumic Acid.
Licensing revenue of $3,286 during the nine months ended September 30, 2025 was due to $1,786 from our out-licensing of INCRELEX® rights outside of the U.S. and $1,500 from the recognition of a development milestone event associated with our divestiture of DS-200. There was no licensing revenue during the nine months ended September 30, 2026.
Gross Profit
During the nine months ended September 30, 2026, we generated a gross profit of $84,449, compared to $29,640 during the nine months ended September 30, 2025. The $54,809 increase was primarily driven by higher net revenues and higher amortization of inventory step-up during the nine months ended September 30, 2025 related to the December 2024 acquisition of INCRELEX®, which was partially offset by the inventory step-up during the.nine months ended September 30, 2026 related to HEMANGEOL®.
Research and Development Expenses
During the nine months ended September 30, 2026, we incurred $8,139 of R&D expenses, compared to $5,985 during the nine months ended September 30, 2025. The $2,154 increase was primarily due to the $3,000 payment to Auson for the rights to ASN-001 and higher R&D spending on the development of glyburide oral suspension, partially offset by a $2,155 payment in 2025 for the New Drug Application (“NDA”) filing fee for DESMODA™.
General and Administrative Expenses
During the nine months ended September 30, 2026, we incurred $38,089 of G&A expenses, compared to $26,963 during the nine months ended September 30, 2025. The $11,126 increase was primarily driven by (i) higher stock-based compensation due to the performance stock units that were issued in the third quarter of 2026, higher employee compensation due to increased headcount, and increased performance-based compensation associated with the performance of the business, (ii) increased operating costs to support a larger business and an expanded portfolio of commercial products, and (iii) higher FDA fees following the loss of eligibility for the orphan drug fee exemption.
Income Taxes
During the nine months ended September 30, 2026, we had an income tax benefit of $12,732 compared to an expense of $112 during the nine months ended September 30, 2025. During the three months ended September 30, 2026, we determined that it was more-likely-than-not that we would be able to utilize our federal and certain state deferred tax assets. Accordingly, we released the valuation allowance associated with our federal, and a portion of our state, deferred tax assets resulting in the recognition of an income tax benefit during the nine months ended September 30, 2026. See Note 10 to the Notes to the Consolidated Financial Statements for further details.
Liquidity and Capital Resources
As of September 30, 2026, we had total assets of $157.3 million, cash and cash equivalents of $55.6 million and working capital of $42.7 million.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash from operating activities	$49,901	$22,075
Net cash used in investing activities	(18,308)	(284)
Net cash (used in) from financing activities	(1,907)	394
Change in cash and cash equivalents	$29,686	$22,185
During the nine months ended September 30, 2026, net cash from operating activities was $49,901 compared to $22,075 during the nine months ended September 30, 2025. The increase in cash from operating activities during the nine months ended September 30, 2026 was primarily due to higher cash collections from product sales.
During the nine months ended September 30, 2026, net cash used in investing activities was $18,308 compared to net cash used of $284 during the nine months ended September 30, 2025. The change was primarily attributable to (i) a $14,100 payment associated with the acquisition of the U.S. commercial rights to HEMANGEOL® in February 2026, (ii) a $1,000 upfront payment for the licensing of U.S. marketing rights to an ultra-rare disease product candidate, which also occurred in February 2026, and (iii) a $3,000 upfront payment associated with ASN-001 in August 2026.

During the nine months ended September 30, 2026, net cash used in financing activities was $1,907 compared to net cash from financing activities of $394 during the nine months ended September 30, 2025. The change was primarily due to $8,000 of principal debt payments, including a $5,000 prepayment, partially offset by increased proceeds of $5,429 from stock option exercises and proceeds of $270 from the employee stock purchase program.

Non-GAAP Financial Measures
EBITDA, or earnings before interest, taxes, depreciation and amortization, adjusted EBITDA, non-GAAP net income and non-GAAP earnings per share are used and provided by us as non-GAAP financial measures. These non-GAAP financial measures are intended to provide additional information on our performance, operations and profitability. Adjustments to our GAAP figures as well as EBITDA include non-recurring acquisition or divestiture-related costs and severance costs, as well as non-cash items such as stock-based compensation, inventory step-up expense, depreciation and amortization, changes in valuation allowances on deferred tax assets, and other non-cash adjustments. Certain other special items or substantive events may also be included in the non-GAAP adjustments periodically when their magnitude is significant within the periods incurred. We maintain an established non-GAAP policy that guides the determination of what costs or gains will be included in non-GAAP adjustments.
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

Reconciliations of reported GAAP net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, and the related per share amounts, were as follows (in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
GAAP Net income (loss)	$35,249	$(1,927)	$48,381	$(6,084)
Depreciation (1)	21	8	65	24
Intangible amortization expense (2)	1,423	1,001	3,896	3,003
Interest expense (including debt discount amortization and non-cash interest expenses)	959	1,212	3,107	3,573
Income tax (benefit) expense	(12,892)	(28)	(12,732)	112
EBITDA	$24,760	$266	$42,717	$628
Other non-GAAP adjustments:
Inventory step-up expense (3)	470	1,324	1,470	3,673
Stock-based compensation (4)	3,309	1,092	6,295	4,388
Severance expense (5)	—	—	—	335
Acquisition/divestiture-related costs (6)	—	190	—	574
Total of Other non-GAAP adjustments	3,779	2,606	7,765	8,970
Adjusted EBITDA	$28,539	$2,872	$50,482	$9,598

GAAP Net income (loss)	$35,249	$(1,927)	$48,381	$(6,084)
Non-GAAP adjustments:
Depreciation (1)	21	8	65	24
Intangible amortization expense (2)	1,423	1,001	3,896	3,003
Inventory step-up expense (3)	470	1,324	1,470	3,673
Stock-based compensation (4)	3,309	1,092	6,295	4,388
Severance expense (5)	—	—	—	335
Acquisition/divestiture-related costs (6)	—	190	—	574
Release of deferred tax asset valuation allowance (7)	(12,892)	—	(12,892)	—
Total non-GAAP adjustments	(7,669)	3,615	(1,166)	11,997
Income tax effect of non-GAAP adjustments (8)	11,074	205	11,880	495
Total non-GAAP adjustments	(18,743)	3,410	(13,046)	11,502
Non-GAAP Net income	$16,506	$1,483	$35,335	$5,418

Weighted average number of common shares outstanding, basic	28,661	26,893	27,855	26,891
Weighted average number of common shares outstanding, diluted	33,264	31,137	32,740	31,014

GAAP income (loss) per share - Basic	$1.23	$(0.07)	$1.74	$(0.23)
Non-GAAP adjustments	(0.65)	0.13	(0.47)	0.43
Non-GAAP earnings per share - Basic	$0.58	$0.06	$1.27	$0.20

GAAP income (loss) per share - Diluted	$1.06	$(0.07)	$1.48	$(0.23)
Non-GAAP adjustments	(0.56)	0.11	(0.40)	0.37
Non-GAAP earnings per share - Diluted	$0.50	$0.04	$1.08	$0.14

(1)Represents depreciation expense related to our property and equipment.
(2)Intangible amortization expenses are associated with our intellectual property rights related to INCRELEX®, HEMANGEOL®, GALZIN®, PKU GOLIKE®, IMPAVIDO®, Carglumic Acid, Betaine Anhydrous and Nitisinone.
(3)During the three and nine months ended September 30, 2026, we recognized in cost of sales $470 and $1,470, respectively, compared to $1,324 and $3,673 during the three and nine months ended September 30, 2025, respectively, for inventory step-up expense primarily attributable to the HEMANGEOL® inventory revalued in connection with the product acquisition in the 2026 periods, and the INCRELEX® inventory revalued in connection with this product acquisition in the 2025 periods.
(4)Represents stock-based compensation expense associated with our stock option, restricted stock unit and performance stock unit grants to our employees and non-employee directors and our employee share purchase plan.
(5)Represents severance and benefit expenses associated with role redundancy within commercial operations during the first quarter of 2025.
(6)Represents legal expense and other divestiture-related costs associated with the out-licensing of the INCRELEX® commercial rights in territories outside of the U.S.
(7)Represents the amount of income tax benefit related to the reversal of previously recorded valuation allowances associated with our federal, and a portion of our state, deferred tax assets.
(8)Income tax adjustments on pre-tax non-GAAP adjustments represent the estimated income tax impact of each pre-tax non-GAAP adjustment based on the effective income tax rate for the period.

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
While our significant accounting policies are described in more detail in Note 2 to the notes to our financial statements included herein, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition for Contracts with Customers
We account for contracts with our customers in accordance with Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers (“ASC 606”). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
At contract inception, once we determine the contract falls within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess whether these options provide a material right to the customer and, if so, they are considered performance obligations. Renewal options that provide a material right are treated as a separate performance obligation, allocated a portion of the transaction price, and related revenue is deferred until the option is exercised or the option expires unused.
We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time. For the three and nine months ended September 30, 2026 and 2025, all revenues recognized in the Condensed Statements of Operations were sales at a point in time to our customers.
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
We bill for our products at the initial product list price which is subject to offsets for patient co-pay assistance and potential state Medicaid reimbursements and other government programs which are recorded as a reduction of net revenues. Our product sales are not subject to returns. Upon recognition of revenue from product sales, the estimated amounts of chargebacks, state Medicaid and other government program rebates and prompt pay discounts are recognized in accrued liabilities and accounts receivable, net.
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
We account for acquisitions that do not meet the definition of a business as an asset acquisition. The determination of whether a transaction represents a business combination or an asset acquisition requires significant judgment, including an evaluation of whether the acquired set includes a substantive process and whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar assets. For transactions accounted for as an asset acquisition, we allocate the purchase price, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. This allocation requires management to make significant estimates and assumptions, including the selection of valuation methodologies, discount rates, projected cash flows, and useful lives of acquired assets. Changes in these assumptions could result in materially different allocations of the purchase price, which may impact the valuation of assets acquired and liabilities assumed, as well as future depreciation and amortization expense. In addition, because goodwill is not recognized in asset acquisitions, the assignment of value to identifiable intangible assets may be greater than in a business combination.
We amortize finite-lived intangible assets over their estimated useful lives and evaluate indefinite-lived assets for impairment. The determination of useful lives and the timing of impairment assessments require significant judgment and may materially affect our results of operations. Critical estimates in valuing certain of the intangible assets acquired include:
•future expected cash flows from customer contracts and license agreements;
•historical and expected customer attrition rates and anticipated growth in revenues from acquired customers; and
•discount rates.
Stock-Based Compensation
We account for stock-based compensation under the provisions of ASC 718 Compensation – Stock Compensation (“ASC 718”). The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant and record expense over the related service periods, which are generally the vesting period of the equity awards. Compensation expense is recognized over the period during which services are rendered. The fair value of these awards and assumption inputs are generally measured using the Black-Scholes option-pricing model (“BSM”).
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
Stock-based compensation expense related to service-based restricted stock units (“RSUs”) is based on the market value of the underlying stock on the date of grant and the related expense is recognized ratably over the requisite service period. For performance-based RSUs (“PSUs”) granted with vesting subject to market conditions, the fair value of the award is determined at grant date using a Monte Carlo simulation under a risk-neutral geometric Brownian motion (“GBM”) framework, and expense is recognized ratably over the requisite service period regardless of whether or not the market condition is satisfied.
Off Balance Sheet Transactions
We do not have any off-balance sheet transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve capital. We do not utilize hedging contracts or similar instruments. We are exposed to certain market risks relating primarily to interest rate risk on our cash and cash equivalents and risks relating to the financial viability of the institutions which hold our capital and through which we have invested our funds. We manage such risks by investing in short-term, liquid, highly rated instruments. As of September 30, 2026, our cash equivalents only included cash deposits and a government money market fund at our bank. From time to time, we do have cash investments in short-term money market or U.S. treasury bills. We do not believe that we have any material exposure to interest rate risk in the current interest rate environment and the short duration of the invested funds we hold. Declines in interest rates would reduce our investment income but would not have a material effect on our financial condition or results of operations. We have limited exposure to foreign currency risk.
We are subject to interest rate risk in connection with our variable rate credit agreement. Our principal interest rate exposure relates to our credit agreement, which bears interest rates that are indexed against SOFR plus 6.55%. As of September 30, 2026, we had outstanding borrowings under our credit agreement totaling $22.0 million, excluding unamortized debt issuance costs and accrued exit fees.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period.
We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 10-K, which could materially affect our business, financial condition, cash flows or future results. The risk factors described in our 2025 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Plans
On September 9, 2026, Charles Casamento, one of the Company's directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. Mr. Casamento's trading plan provides for the potential sale of up to 75,000 shares of the Company's common stock, subject to certain conditions, from January 1, 2027 and ending December 15, 2027.

On September 1, 2026, David Krempa, the Company's Chief Business Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. Mr. Krempa's trading plan provides for the potential sale of up to 100,000 shares of the Company's common stock, subject to certain conditions, from December 1, 2026 and ending March 19, 2028.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are either filed or furnished with this report or incorporated herein by reference.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter and Agreement by and between the Registrant and Danka Radosavljevic, dated as of June 30 2017 (amended June 30, 2025)

10.2	License Agreement by and between the Registrant and Auson Pharmaceuticals Inc., dated as of July 31, 2026

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial Officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certifications of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETON PHARMACEUTICALS, INC.

November 5, 2026	By:	/s/ Sean E. Brynjelsen
Sean E. Brynjelsen
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judith M. Matthews
Judith M. Matthews
Chief Financial Officer
(Principal Financial Officer)